Form 10-Q
period 1998-03-31
SOUTHBANC SHARES INC
filed 1998-05-14
CIK 1051378

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20052

          ------------------------------------------------------

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                    or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                     Commission File Number  0-23751
     -------------------------------------------------------------

                          SouthBanc Shares, Inc.
          (Exact Name of Registrant as Specified in its Charter)

        United States                                        58-2361245
--------------------------------                       ----------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         identification no.)

                            907 N. Main Street
                      Anderson, South Carolina 29621
                 (Address of Principal Executive Offices)

                               (Zip Code)

                             (864) 225-0241
         --------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

-----------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes    X                No
              -------                -------

$0.01 par value of common stock                   4,302,762
-------------------------------                   ---------
          (Class)                       (Outstanding at May 12, 1998)

                          SouthBanc Shares, Inc.

                                FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 31, 1998

                            TABLE OF CONTENTS

Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
           and September 30, 1997 . . . . . . . . . . . . . . . . . . .   3
          Consolidated Statements of Operations for the Six Months Ended
           March 31, 1998, and March 31, 1997, and the Three Months
           Ended March 31, 1998, and March 31, 1997 (unaudited) . . . .   4
          Computation of Basic and Diluted Earnings Per Share for the
           Three Months Ended March 31, 1998 and 1997 (Unaudited) . . .   4-a
          Computation of Basic and Diluted Earnings Per Share for the
           Six Months Ended March 31, 1998 and 1997 (Unaudited) . . . .   4-b
          Consolidated Statements of Stockholders' Equity
           for the Year Ended September 30, 1997 and
           the Six Months Ended March 31, 1998 (unaudited). . . . . . .   5
          Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 1998 and March 31, 1997 (unaudited). . . . .   6
          Notes to Consolidated Financial Statements (unaudited). . . .   8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the Three Months Ended March
           31, 1998 and 1997, and the Six Months Ended March 31, 1998
           and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .   11
          Liquidity and Capital Resources . . . . . . . . . . . . . . .   16
          Capital Compliance. . . . . . . . . . . . . . . . . . . . . .   18
          Impact of New Accounting Pronouncements . . . . . . . . . . .   18
          Effect of Inflation and Changing Prices . . . . . . . . . . .   19
          Year 2000 Considerations. . . . . . . . . . . . . . . . . . .   19

Item 3.   Market Risk Disclosure  . . . . . . . . . . . . . . . . . . .   20

Part II   Other Information
          Items:
          1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   21
          2. Changes in Securities and Use of Proceeds. . . . . . . . .   21
          3. Defaults Upon Senior Securities. . . . . . . . . . . . . .   21
          4. Submission of Matters to a Vote of Senior Holders. . . . .   21
          5. Other Materially Important Events. . . . . . . . . . . . .   21
          6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   21

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  22

       Exhibit 27 - Financial Data Schedule . . . . . . . . . . . . . .  23

Item 1 - Financial Statements

         Perpetual Bank, A Federal Savings Bank, and Subsidiaries
                      Consolidated Balance Sheets

                                                 March 31,       September 30,
                                                   1998              1997
Assets:                                         (Unaudited)
-------                                         -----------      -------------

Cash and cash equivalents                       $80,053,462       $13,499,332
Investment securities available for sale
 (amortized cost of $16,439,887 at March 31,
 1998 and $11,188,937 at September 30, 1997)     16,479,156        11,325,700
Federal Home Loan Bank stock, at cost             2,600,000         1,650,000
Mortgage-backed securities available for sale
 (amortized cost of $71,614,823 at March 31,
 1998 and $35,713,975 at September 30, 1997)     71,495,270        35,862,700
Loans receivable, (net of allowance for loan
 losses of $2,021,852 at March 31, 1998 and
 $1,886,243 at September 30, 1997)              195,314,355       178,772,266
Investment in Limited Partnership                 5,309,505         5,003,835
Real estate acquired in settlement of loans         107,035           162,776
Real estate held for development                  2,192,814         2,284,038
Premises and equipment, net                       6,560,484         6,294,465
Accrued interest receivable
     Loans receivable                             1,454,116         1,330,255
     Mortgage-backed and other securities           423,792           238,186
Other                                             3,371,173           569,787
                                               ------------      ------------
              Total Assets                     $385,361,162      $256,993,340
                                               ============      ============
Liabilities and Stockholders' Equity:
------------------------------------
Deposits                                       $211,869,662      $201,001,858
Advances from the Federal Home Loan Bank
 ("FHLB")                                        18,970,464        15,000,000
Reserve Repurchase Agreements                    20,000,000                 0
Advance payments by borrowers for property
 taxes and insurance                                227,834           396,886
Accrued interest payable                          1,503,866         1,362,483
Stock order subscription                         96,398,970                 0
Accrued expenses and other liabilities            5,665,745         8,630,370
                                               ------------      ------------
              Total Liabilities                 354,636,541       226,391,597
                                               ------------      ------------
Stockholders' Equity:
  Common stock ($1.00 par value; authorized
   20,000,000 shares; issued and outstanding
   1,508,873 shares at March 31, 1998 and
   September 30, 1997)                            1,508,873         1,508,873
  Additional paid-in capital                     11,742,309        11,651,917
  Retained earnings, restricted                  18,997,254        18,381,766
  Unrealized gain (loss) on securities
   available for sale, net                           65,259           188,423
  Indirect guarantee of ESOP debt                  <755,586>         <804,024>
  Deferred compensation for Management
   and Recognition Plan (MRP)                      <833,488>         <325,212>
                                               ------------      ------------
              Total stockholders' equity         30,724,621        30,601,743

 Total liabilities and stockholders' equity    $385,361,162      $256,993,340
                                               ============       ============
See accompanying notes to consolidated financial statements.

           Perpetual Bank, A Federal Savings Bank, and Subsidiaries
              Consolidated Statements of Operations (Unaudited)

                                Six Months Ended        Three Months Ended
                                    March 31,                March 31,
                             ----------------------   -----------------------
                                1998        1997        1998          1997
                             ---------   ----------   ---------    ----------
Interest Income:
 Loans                      $8,191,413   $6,623,242   $4,153,297   $3,341,455
 Mortgage-backed securities  1,725,999    1,578,089    1,052,481      838,547
 Other investments             843,692      387,807      482,018      226,771
                            ----------   ----------   ----------   ----------
 Total interest income      10,761,104    8,589,138    5,687,796    4,406,773
                            ----------   ----------   ----------   ----------
Interest expense:
 Interest on deposits:
   Transaction accounts        295,824      250,800     142,603       123,966
   Passbook accounts           312,305      291,108     157,215       141,784
   Certificate accounts      3,937,496    3,158,951   1,935,286     1,665,307
                            ----------   ----------   ----------   ----------
   Total interest on
    deposits                 4,545,625    3,700,859   2,235,104     1,931,057

 Interest on borrowings      1,352,060      593,251     921,202       362,334
                            ----------   ----------   ----------   ----------
   Total interest expense    5,897,685    4,294,110   3,156,306     2,293,391

Net interest income          4,863,419    4,295,028   2,531,490     2,113,382
Provision for loan losses      262,500      175,000     174,500       145,000
Net interest income after   ----------   ----------   ----------   ----------
 provision for loan losses   4,600,919    4,120,028   2,356,990     1,968,382
Other income:
  Loan and deposit account
   service charges             999,129      990,915     530,532       556,996
  Gain (Loss) on sale of
   investments                  90,267       10,973      90,267        10,541
  Gain (Loss) on sale of
   real estate, net              9,936       14,278      16,596        12,262
  Gain (Loss) on sale of
   loans, net                   <3,928>      10,271     <15,551>        2,230
  Gain on Sale of Real
   Estate Held for
   Development                  67,358            0      37,365             0
  Gain (Loss) on sale of
   fixed assets, Net            <2,892>           0      <2,892>            0
  Other                        507,635      279,150     292,960       131,643
                            ----------   ----------   ---------    ----------
  Total other Income         1,667,505    1,305,587     949,277       713,672

General and administrative
 expenses:
  Salaries and employee
   benefits                  2,266,171    1,915,813   1,170,765       977,404
  Occupancy                    231,490      249,978     117,435       132,905
  Furniture and
   equipment expense           505,614      489,742     291,490       317,492
  FDIC insurance
   premiums                     61,474       95,936      31,210         5,895
  Advertising                  121,381      196,845      61,243       109,074
  Data processing              205,596      137,242     108,878        77,701
  Office supplies              164,647      211,186      97,558       112,397
  Other                        594,254      632,773     281,519       317,750
    Total general and       ----------   ----------   ---------    ----------
     administrative
     expenses                4,150,627    3,929,515   2,160,098     2,050,618
Income before income taxes   2,117,797    1,496,100   1,146,169       631,436
Income taxes                   725,992      508,674     389,579       214,688
                            ----------   ----------   ---------    ----------
Net income                  $1,391,805     $987,426    $756,590      $416,748
                            ==========     ========    ========      ========
Basic earnings per share         $0.92        $0.66       $0.50         $0.28
Diluted earnings per share        0.90         0.66        0.49          0.28
Weighted average shares
 outstanding                 1,508,873    1,504,601   1,508,873     1,504,601
Adjusted weighted average
 shares                      1,546,072    1,507,214   1,547,382     1,507,356
                            ==========    =========   =========     =========

See accompanying notes to consolidated financial statements.

          Perpetual Bank, A Federal Savings Bank, and Subsidiaries
            Computation of Basic and Diluted Earnings Per Share

                       Quarter Ended March 31, 1998

                Basic Earnings Per Share (EPS) Computation
Net Income available to common stockholders       $756,590

                                                              Weighted
                                        Shares     Percent    Average
Dates Outstanding                    Outstanding  of Period   Shares
-----------------                    -----------  ---------   ------
January 1, 1998, - March 31, 1998     1,508,873     100%      1,508,873
Basic EPS                     $0.50
The equation for computing EPS is:  Income available to common stockholders
                                    ---------------------------------------
                                    Weighted average shares

                   Diluted Earnings Per Share Computation
Net Income available to common stockholders                         $756,590
Plus effect of assumed conversions                                         0
Net income available to common stockholders plus                    --------
  assumed conversions                                               $756,590

Weighted average shares                                  1,508,873
PLUS:  Incremental shares from assumed conversions
         Stock Options granted October 1993        3,857
         Stock Options granted April 1997         34,652
                                                 -------
Dilutive potential common shares                            38,509
                                                         ---------
Adjusted weighted average shares                         1,547,382
Diluted EPS                     $0.49
The equation for computing diluted EPS is
   Income available to common stockholders plus effect of assumed conversion
   -------------------------------------------------------------------------
         Weighted average shares + dilutive potential common shares.


                       Quarter Ended March 31, 1997

                   Basic Earnings Per Share (EPS) Computation
Net income available to common stockholders            $416,748
                                                              Weighted
                                        Shares     Percent    Average
Dates Outstanding                    Outstanding  of Period   Shares
-----------------                    -----------  ---------   ------
January 1, 1997 - March 31, 1997      1,504,601     100%      1,504,601
Basic EPS                     $0.28

                   Diluted Earnings Per Share Computation
Net Income available to common stockholders                         $416,748
Plus effect of assumed conversions                                         0
Net income available to common stockholders plus                    --------
   assumed conversions                                              $416,748

Weighted average shares                                  1,504,601
PLUS:  Incremental shares from assumed conversions
         Stock Options granted October 1993        2,775
Diluted Potential Common Shares                              2,775
                                                         ---------
Adjusted weighted average shares                         1,507,356
Diluted EPS                     $0.28

                                       4-a

            Perpetual Bank, A Federal Savings Bank, and Subsidiaries
              Computation of Basic and Diluted Earnings Per Share

                       Six Months Ended March 31, 1998

                  Basic Earnings Per Share (EPS) Computation
Net Income available to common stockholders             $1,391,805
                                                              Weighted
                                        Shares     Percent    Average
Dates Outstanding                    Outstanding  of Period   Shares
-----------------                    -----------  ---------   ------
October 1, 1997, - March 31, 1998     1,508,873     100%      1,508,873
Basic EPS                      $0.92
The equation for computing EPS is:  Income available to common stockholders
                                    ---------------------------------------
                                    Weighted average shares

                   Diluted Earnings Per Share Computation
Net Income available to common stockholders                       $1,391,805
Plus effect of assumed conversions                                         0
Net income available to common stockholders plus                  ----------
  assumed conversions                                             $1,391,805

Weighted average shares                                  1,508,873
PLUS:  Incremental shares from assumed conversions
         Stock Options granted October 1993        3,816
         Stock Options granted April 1997         33,383
                                                 -------
Dilutive potential common shares                            37,199
                                                         ---------
Adjusted weighted average shares                         1,546,072
Diluted EPS          $0.90
The equation for computing diluted EPS is
  Income available to common stockholders plus effect of assumed conversion
  -------------------------------------------------------------------------
       Weighted average shares + dilutive potential common shares.


                      Six Months Ended March 31, 1997

                 Basic Earnings Per Share (EPS) Computation
Net income available to common stockholders             $987,426
                                                              Weighted
                                        Shares     Percent    Average
Dates Outstanding                    Outstanding  of Period   Shares
-----------------                    -----------  ---------   ------
October 1, 1996 - March 31, 1997      1,504,601     100%      1,504,601
Basic EPS                     $0.66

                   Diluted Earnings Per Share Computation
Net Income available to common stockholders                         $987,426
Plus effect of assumed conversions                                         0
Net income available to common stockholders plus                    --------
   assumed conversions                                              $987,426

Weighted average shares                                  1,504,601
PLUS:  Incremental shares from assumed conversions
         Stock Options granted October 1993       2,613
Diluted Potential Common Shares                              2,613
                                                         ---------
Adjusted weighted average shares                         1,507,214
Diluted EPS                     $0.66

                                       4-b

                       Perpetual Bank, A Federal Savings Bank, and Subsidiaries

                            Consolidated Statements of Stockholders' Equity

                                  Year Ended September 30, 1997, and

                               Six Months Ended March 31, 1998 (Unaudited)

                                                        Unrealized
                                                        Gain (Loss)
                                                           on        Indirect
                                                        Securities   Guarantee    Deferred
                                           Additional   Available       of        Compensation
                    Common      Paid-in    Retained     for Sale       ESOP          for
                    Stock       Capital    Earnings     Net of Taxes   Debt          MRP          Total
                  ----------  -----------  -----------  ------------ ----------  -------------  ---------
--
Balance at September
 30, 1996         $1,504,601  $11,696,679  $17,607,269   <$816,855>  <$900,900>             -
$29,090,794

Change in unrea-
 lized loss on
 securities, net           -            -            -   1,005,278           -              -
1,005,278
Exercise of stock
 options               4,272       38,448            -           -           -              -
42,720
Reduction of ESOP
 debt                      -            -            -           -      96,876              -
96,876
ESOP Expense               -       32,152            -           -           -              -
32,152
Purchase of common
 stock for MRP             -            -            -           -           -       <404,093>
<404,093>
Earned portion of MRP      -            -            -           -           -         78,881
78,881
Dividends on common
 stock                     -            -     <953,866>           -          -              -
<953,866>
Offering costs for the
 sale of common stock      -     <115,362>           -            -          -              -
<115,362>
Net income for 1997        -            -    1,728,363            -          -              -
1,728,363
                  ----------  -----------   -----------     -------  ---------      ---------   ---------
--
Balance at September
 30, 1997          1,508,873   11,651,917   18,381,766      188,423   <804,024>      <325,212>
$30,601,743
                  ----------  -----------   -----------     -------  ---------      ---------   ---------
--
Change in unrealized
 gain or loss on
 securities, net           -            -            -     <123,164>         -              -
<123,164>
Reduction of ESOP debt     -            -            -            -     48,438              -
48,438
ESOP Expense               -       90,392            -            -          -              -
90,392
Purchase of common
 stock for MRP             -            -            -            -          -       <612,448>
<612,448>
Earned portion of MRP      -            -            -            -          -        104,172
104,172
Dividends on common stock  -            -     <776,317>           -          -              -
<776,317>
Net income for six months
 ended March 31, 1998      -            -     1,391,805           -          -              -
1,391,805
                  ----------  -----------   -----------     -------  ---------      ---------   ---------
--
Balance at March
 31, 1998         $1,508,873  $11,742,309   $18,997,254     $65,259  <$755,586>     <$833,488>
$30,724,621
                  ==========  ===========   ===========     =======  =========      =========
===========


            Perpetual Bank, A Federal Savings Bank, and Subsidiaries

                    Consolidated Statements of Cash Flows

             Six Months Ended March 31, 1998, and 1997 (Unaudited)

                                                       1998           1997
                                                   -----------   -----------
Cash flows from operating activities:
  Net income                                        $1,391,805      $987,426
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    216,436       484,974
      Provision for loan losses                        262,500       175,000
      Earnings of investment in limited partners     <124,545>             0
      Loss (Gain) on sale of investments, net         <90,267>       <10,973>
      Loss (Gain) on sale of real estate               <9,936>       <14,278>
      Deferred Compensation                            194,564       <10,271>
      Loss (Gain) on sale of loans, net                  3,928             0
      Loss (Gain) on sale of real estate held for
       development                                     <67,358>            0
      Loss (Gain) on sale of fixed assets                2,892             0
      Decrease (Increase) in accrued interest
       receivable and other assets                  <1,708,447>     <141,480>
      Increase (Decrease) in other liabilities       2,359,571       393,722
                                                   -----------   -----------
            Net cash provided by operating activ     2,431,143     1,864,120
                                                   -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities of investment securities  3,951,424     2,404,861
  Purchases of investment securities                <8,742,151>   <9,672,145>
  Purchase of investments in limited partnership      <181,125>            0
  Proceeds from the sales of fixed assets               17,800             0
  Principal repayments on mortgage-backed securi     6,509,856     2,194,629
  Purchase of mortgage-backed securities           <56,793,971>  <10,499,126>
  Purchase of cash surrender value life insuranc    <1,386,538>            0
  Proceeds from sale of mortgage-backed securiti     9,798,760             0
  Proceeds from redemption of FHLB stock               163,500             0
  Purchases of FHLB stock                           <1,113,500>     <356,300>
  Increase in loans receivable, net                <12,224,459>  <14,379,245>
  Purchases of loans receivable                    <23,961,875>  <12,720,169>
  Sales of loans receivable                         18,668,628     3,567,769
  Proceeds from sale of real estate owned              175,949       116,299
  Proceeds from sale of real estate held for dev       286,021             0
  Purchase of premises and equipment                  <719,134>   <1,168,948>
  Capital improvements of real estate held for d       <54,057>     <633,811>
                                                   -----------   -----------
    Net cash used in investing activities          <65,604,872>  <41,146,186>
                                                   -----------   -----------
                                                                 (continued)

            Perpetual Bank, A Federal Savings Bank, and Subsidiaries

             Six Months Ended March 31, 1998, and 1997 (Unaudited)

                                                       1998           1997
                                                   -----------   -----------
Cash flows from financing activities:
  Increase in deposit accounts                      10,867,804    26,121,541
  Proceeds from FHLB Advances                       74,000,000    36,000,000
  Repayment of FHLB Advances                      <70,029,536>   <26,000,000>
  Proceeds from Reverse Repurchase Borrowing        20,000,000             0
  Proceeds from the sale of stock subscriptions     96,398,970             0
  Payment of Stock Offering Costs                            0      <115,361>
  Purchase of stock for MRP                          <612,448>             0
  Repayments of ESOP Loan                               48,438        48,438
  Dividends paid on common stock                     <776,317>      <211,381>
  (Decrease) increase in Advance payments by
  borrowers for property taxes and insurance         <169,052>      <759,189>
                                                  -----------    -----------
       Net cash provided by financing activies    129,727,859     35,084,048

Net increase (decrease) in cash and cash
 equivalents                                       66,554,130     <4,198,018>

Cash and cash equivalents, beginning of year       13,499,332     13,584,568
                                                  -----------    -----------
Cash and cash equivalents, end of year            $80,053,462     $9,386,550
                                                  ===========     ==========
Supplemental disclosures:
  Cash paid during the year for
    Interest                                       $5,756,302     $3,837,971
                                                  ===========     ==========
    Taxes                                             687,750              0
                                                  ===========     ==========
Noncash investing activity:
  Additions to real estate acquired in settlement     120,208        134,332
  Loans receivable exchanged for mortgage-backed
    securities                                        588,981              0
  Change in unrealized net loss on securities
   available for sale, net of tax                    <123,164>      <249,497>
  Change in Employee Stock Ownership Plan debt
    guaranteed by the Bank                             48,438         48,438

See accompanying notes to consolidated financial statements.

         Perpetual Bank, A Federal Savings Bank and Subsidiaries

                Notes to Consolidated Financial Statements

(1) Basis of Presentation
    ---------------------
SouthBanc Shares, Inc. ("Holding Company"), a Delaware corporation, was formed at the direction of Perpetual Bank, A Federal Savings Bank ("Savings Bank"), to become the holding company for the Savings Bank in connection with the conversion of the Savings Bank's parent mutual holding company, SouthBanc Shares, M.H.C., to the stock form of organization ("Conversion and Reorganization"). The Conversion and Reorganization was consummated on April 14, 1998. Accordingly, the consolidated financial statements contained in this Quarterly Report are those of the Savings Bank and the related information contained herein relates primarily to the Savings Bank.

The accompanying unaudited consolidated financial statements for the Savings Bank and subsidiaries were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year.

(2)  Principles of Consolidation
     ---------------------------
These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Savings Bank's audited consolidated financial statements and related notes for the year ended September 30, 1997, included in the Holding Company's Prospectus dated February 11, 1998. The accompanying unaudited consolidated financial statements include the accounts of the Savings Bank and its wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, which has a wholly owned subsidiary, United Investment Services. All significant intercompany items and transactions have been eliminated in consolidation.

(3)  Payment of Dividends
     --------------------
The payment of dividends by the Holding Company depends primarily on the ability of the Savings Bank to pay dividends to the Holding Company. The payment of dividends by the Savings Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). SouthBanc may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the capital of the Savings Bank to be reduced below regulatory capital requirements imposed by the OTS.

The Savings Bank's Board of Directors declared a cash dividend of $.35 per share to the Savings Bank's shareholders during the quarter ended March 31, 1998, payable to shareholders of record as of March 30, 1998.

(4)  Earnings Per Share
     ------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Holding Company adopted SFAS No. 128 in the first quarter. Accordingly, all prior period earnings per share have been restated for SFAS No. 128.

                                                     QUARTERS ENDED
                                                         MARCH 31
                                                   1998           1997
                                                   ----           ----

Basic weighted average shares outstanding        1,508,873     1,504,601

Plus stock option incremental shares considered
outstanding for diluted EPS calculations            38,509         2,755

Adjusted Weight Average Shares                   1,547,382     1,507,356


RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:

                                    FOR THE QUARTER ENDED MARCH 31, 1998

                               INCOME             SHARE           PER SHARE
                             (NUMERATOR)      (DENOMINATOR)         AMOUNT
                             -----------      -------------         ------

BASIC EPS                     $756,590          1,508,873           $0.50

Effect of Diluted Securities
Stock Options                        0             38,509
                              --------          ---------
Diluted EPS                   $756,590          1,547,382           $0.49

     --------------------------------

                                    FOR THE QUARTER ENDED MARCH 31, 1997

                               INCOME             SHARE           PER SHARE
                             (NUMERATOR)      (DENOMINATOR)         AMOUNT
                             -----------      -------------         ------

Basis EPS                     $416,748          1,504,601           $0.28

Effect of Diluted Securities
Stock Options                        0              2,755
                              --------          ---------
Diluted EPS                   $416,748          1,507,356
$0.28

                                                   SIX MONTHS ENDED
                                                         MARCH 31
                                                   1998           1997
                                                   ----           ----

Basic weighted average shares outstanding        1,508,873     1,504,601

Plus stock option incremental shares considered
outstanding for diluted EPS calculations            37,199         2,613
                                                 ---------     ---------
Adjusted Weight Average Shares                   1,546,072     1,507,214


RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:


                                FOR THE SIX MONTHS ENDED MARCH 31, 1998

                               INCOME             SHARE           PER SHARE
                             (NUMERATOR)      (DENOMINATOR)         AMOUNT
                             -----------      -------------         ------

Basic EPS                   $1,391,805          1,508,873           $0.92

Effect of Diluted Securities
Stock Options                        0             37,199
                            ----------          ---------
Diluted EPS                 $1,391,805          1,546,072           $0.90

     --------------------------------

                                FOR THE SIX MONTHS ENDED MARCH 31, 1997

                               INCOME             SHARE           PER SHARE
                             (NUMERATOR)      (DENOMINATOR)         AMOUNT
                             -----------      -------------         ------

Basic EPS                     $987,426          1,504,601           $0.66

Effect of Diluted Securities
Stock Options                        0              2,613
                              --------          ---------
Diluted EPS                   $987,426          1,507,214           $0.66


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1998 and September 30, 1997

Total assets of the Savings Bank increased $128.4 million from $257.0 million at September 30, 1997, to $385.4 million at March 31, 1998, primarily due to stock order subscriptions of $96.4 million. There were also increases in cash and cash equivalents, investment securities available-for-sale, Federal Home Loan Bank stock, mortgage-backed securities available-for-sale, and loans receivable, net. These increases were funded by proceeds from the stock order subscriptions, increases in deposits and borrowings in the form of reverse repurchase agreements. The purchase of investment securities and mortgage-backed securities are part of a "wholesale leveraging" strategy, providing the Savings Bank the opportunity to earn income based on the differential between the interest rates earned on such securities and the interest paid on the borrowed funds.

Investment securities available-for-sale increased 46.0% from $11.3 million at September 30, 1997, to $16.5 million at March 31, 1998. The $16.5 million of investment securities has an average yield of 7.30%.

Mortgage-backed securities available-for-sale increased $35.6 million from $35.9 million at September 30, 1997, to $71.5 million at March 31, 1998. During the six months ended March 31, 1998, the Savings Bank invested $14.5 million in one year adjustable rate GNMA securities yielding 5.58%. The Savings Bank also purchased $15.3 million in fixed rate mortgage-backed securities with twenty year maturities yielding 7.26% and $10.5 million in monthly adjustable interest rate collaterized mortgage obligations (CMO's) secured by FHLMC and GNMA obligations with a yield of 6.83% at March 31, 1998.

Loans receivable increased $16.5 million from September 30, 1997, to March 31, 1998, as residential mortgage loans increased $11.6 million, commercial real estate loans $1.2 million, consumer loans $1.3 million, and commercial loans $2.4 million.

Other assets increased $2.8 million. The Savings Bank purchased single premium whole life insurance of $2.1 million to fund future retirement benefits. In addition, the costs of the stock conversion incurred through March 31, 1998, was $464,000. The cost of the conversion will be net against the proceeds from the sale of the stock in April 1998.

Deposits increased $10.9 million from $201.0 million at September 30, 1997, to $211.9 million at March 31, 1998, as consumer and commercial checking accounts increased $7.7 million, statement savings and money market accounts increased $6.1 million and certificates of deposits decreased $2.9 million. The Savings Bank is continuing to promote the Free Checking Program and recent local bank mergers increased commercial checking and money market opportunities.

Borrowings at March 31, 1998, consisted of Federal Home Loan Bank Advances and reverse repurchase agreements. Federal Home Loan Bank Advances increased $4.0 million from $15.0 million at September 30, 1997, to $19.0 million at March 31, 1998, and were used to fund loan growth and the purchase of investment and mortgage-backed securities. Reverse repurchase agreements amounted to $20.0 million at March 31, 1998. Reverse repurchase agreements are a form of borrowings by the Savings Bank where the Savings Bank sells securities under the agreement that it will repurchase them at a later date, for which the Savings Bank receives funds from the purchaser of the securities at an agreed upon interest rate. At March 31, 1998, there were two reverse repurchase agreements outstanding: (i) $10.0 million at an interest rate of 5.59%, which is callable away from the Savings Bank after November 13, 2000, and has a maturity date of November 13, 2002, and (ii) $10.0 million at an interest rate of 5.49%, which is callable away from the Savings Bank after November 6, 1998, and has a maturity date of November 6, 2000.

Stockholders equity increased $100,000 from $30.6 million at September 30, 1997, to $30.7 million at March 31, 1998. Retained income was offset by dividends paid and increased deferred compensation expense for the 1996 Management Recognition Plan (MRP). The Savings Bank paid $776,000 in dividends during the six months ended March 31, 1998. Deferred compensation associated with the 1996 MRP, which is recorded on the Savings Bank's balance sheet as a contra equity account, increased $508,000 from $325,000 to $833,000 as a result of open market purchases by the 1996 MRP Trust during the six months ended March 31, 1998, of the remaining 11,415 shares required to fund the plan.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

Net Income
----------
Net income for the three months ended March 31, 1998, increased 81.5% to $757,000 or $0.50 basic earnings per share and $0.49 diluted earnings per share, compared to $417,000 or $0.28 basic earnings per share and $0.28 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------
Net interest income increased $400,000 from $2.1 million for the three months ended March 31, 1997, to $2.5 million for the three months ended March 31, 1998. Total interest income increased 29.1% or $1,281,000 from $4,407,000 for the three months ended March 31, 1997, to $5,688,000 for the three months ended March 31, 1998, due primarily to a higher average balance of outstanding loans which increased $33.0 million or 20.7% from an average of $159.8 million for the three months ended March 31, 1997, to $192.9 million for the three months ended March 31, 1998. Interest income on mortgage-backed securities increased $214,000 or 25.5% due to a higher average balance of mortgage-backed securities and interest income on other investments increased $255,000 or 112.6% as the average balance of investment securities increased $10.8 million or 173.5%.

Interest Expense
----------------
Interest expense on deposits increased $304,000 or 15.7% from $1,931,000 for the three months ended March 31, 1997, to $2,235,000 for the three months ended March 31, 1998, as the average deposits increased $30.1 million or 17.1% from $176.2 million and an average cost of 4.38% for the three months ended March 31, 1997, to $206.3 million and an average cost of 4.33% for the three months ended March 31, 1998. Interest expense on borrowings increased $559,000 or 154.4% from $362,000 for the three months ended March 31, 1997, to $921,000 for the three months ended March 31, 1998, as the average borrowings increased $35.8 million or 136.6% from $26.2 million for the three months ended March 31, 1997, to $62.0 million for the three months ended March 31, 1998.

Provisions for Loan Losses
--------------------------
Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for management's best estimate of inherent loan losses. In determining the adequacy of the allowance for loan losses, management evaluates various factors including the market value of the underlying collateral, growth, and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically, and the allowance for loan losses is adjusted accordingly.

The provision for loan losses increased $29,500 or 20.3% from $145,000 for the three months ended March 31, 1997, to $174,500 for the three months ended March 31, 1998. Net charge-offs for the three months ended March 31, 1998, were $111,000 compared to $29,000 for the three months ended March 31, 1997. At March 31, 1998, the allowance for loan losses was 1.02% compared to 1.04% at September 30, 1997.

Other Income
------------
Total other income increased from $714,000 for the three months ended March 31, 1997, to $949,000 for the three months ended March 31, 1998. Gain or loss on sale of investments increased $80,000 to $90,000 for the three months ended March 31, 1998, from $10,000 for the same three months of 1997. Other income increased $161,000 from $132,000 for the three months ended March 31, 1997, to $293,000 for the three months ended March 31, 1998. The Savings Bank recorded net income from its investment in Mortgage First Service Corporation of $45,000 for the three months ended March 31, 1998, compared to a start-up loss of $21,000 for the three months ended March 31, 1997. The wholly-owned subsidiary United Service Corporation's income increased $35,000 from $67,000 for the three months ended March 31, 1997, to $102,000 for the three months ended March 31, 1998. Limited partnership investment income increased $58,000 from $7,000 for the three months ended March 31, 1997, to $65,000 for the three months ended March 31, 1998.

General and Administrative Expense
----------------------------------
General and administrative expenses increased $109,000 from $2,051,000 for the three months ended March 31, 1997, to $2,160,000 for the three months ended March 31, 1998. Salaries and employee benefits increased 19.8% from $977,000 for the three months ended March 31, 1997, to $1,171,000 for the three months ended March 31, 1998, as a result of opening a full service office and closing a grocery store office $28,000, and expenses with the ESOP of $61,000 and the 1996 MRP of $52,000. Office occupancy decreased $16,000 from $133,000 for the three months ended March 31, 1997, to $117,000 for the three months ended March 31, 1998, due to a decrease in building maintenance expense. Furniture and equipment expense decreased $26,000 from $317,000 for the three months ended March 31, 1997, to $291,000 for the three months ended March 31, 1998, due to write-offs of data processing equipment in 1997. The FDIC insurance premium increased $25,000 from $6,000 for the three months ended March 31, 1997, to $31,000 for the three months ended March 31, 1998, due to an adjustment by the FDIC in the three months ended March 31, 1997.

Advertising expenses decreased $48,000 or 44.0% from $109,000 for the three months ended March 31, 1997, to $61,000 for the three months ended March 31, 1998, as a result of winding down of the Free Checking Advertising Campaign that began in October 1994. Data processing increased $31,000 or 39.7% from $78,000 for the three months ended March 31, 1997, to $109,000 as a result of increased volume and cost of ATM and debit card processing. Office supplies decreased $15,000 or 13.4% from $112,000 for the three months ended March 31, 1997, to $97,000 for the three months ended March 31, 1998, as the Savings Bank was changing computer systems in the quarter ended March 31, 1997, that required new internal processing supplies. Other expenses decreased $36,000 or 11.3% from $318,000 for the three months ended March 31, 1997, to $282,000 for the three months ended March 31, 1998, due to decreases in legal expense and postage expense.

Income Taxes
------------
Income taxes increased $175,000 or 81.4% to $390,000 for the three months ended March 31, 1998, from $215,000 for the three months ended March 31, 1997. This was due to an increase in income before taxes of $515,000 or 81.6% from $631,000 to $1,146,000 for the three months ended March 31, 1997, and 1998, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 1998 and
1997

Net Income
----------
Net income for the six months ended March 31, 1998, increased 41.0% to $1,392,000 or $0.92 basic earnings per share and $0.90 diluted earnings per share, compared to $987,000 or $0.66 basic earnings per share and $0.66 diluted earnings per share for the same six months a year ago.

Net Interest Income
-------------------
Net interest income increased $1.6 million from $4.3 million for the six months ended March 31, 1997, to $5.9 million for the six months ended March 31, 1998. Total interest income increased 25.3% or $2,172,000 from $8,589,000 for the six months ended March 31, 1997, to $10,761,000 for the six months ended March 31, 1998, due primarily to a higher average balance of outstanding loans which increased $34.6 million or 22.7% from an average of $152.2 million for the six months ended March 31, 1997, to an average of $186.8 million for the six months ended March 31, 1998. The interest income on loans increased $1.6 million or 24.2% from $6.6 million to $8.2 million for the six months ended March 31, 1997 and 1998, respectively. Interest income on mortgage-backed securities increased $148,000 or 9.4% due to a higher average balance of mortgage-backed securities which increased $7.2 million or 15.5% from an average of $46.6 million for the six months ended March 31, 1997, to an average of $53.8 million for the six months ended March 31, 1998. Interest income on other investments increased $466,000 or 118% as the average balance of investment securities increased from an average of $13.0 million for the six months ended March 31, 1997, to $26.2 million for the six months ended March 31, 1998, an increase of $13.2 million or 101.5%.

Interest Expense
----------------
Interest expense increased 37.2% from $4.3 million for the six months ended March 31, 1997, to $5.9 million for the six months ended March 31, 1998. Interest on deposits increased 21.6% from $3.7 million for the six months ended March 31, 1997, to $4.5 million for the six months ended March 31, 1998, as the average balance of deposits increased 20.9% from $168.7 million for the six months ended March 31, 1997, to $203.9 million for the six months ended March 31, 1998, and the weighted average cost of deposits increased from 4.39% for the six months ended March 31, 1997, to 4.46% for the six months ended March 31, 1998.

Interest expense on borrowings (Federal Home Loan Bank Advances and reverse repurchase agreements) increased $759,000 or 128.0% from $593,000 for the six months ended March 31, 1997, to $1,352,000 for the six months ended March 31, 1998, as the average borrowings increased from $21.1 million for the six months ended March 31, 1997, to $51.2 million for the six months ended March 31, 1998.

Provision for Loan Losses
-------------------------
The provision for loan losses increased $87,500 or 50.0% from $175,000 for the six months ended March 31, 1997, to $262,500 for the six months ended March 31, 1998. Net charge-offs for the six months ended March 31, 1998, were $127,000 compared to $46,000 for the six months ended March 31, 1997. At March 31, 1998, the allowance for loan losses was 1.02%, compared to 1.04% at September 30, 1997.

Other Income
------------
Total other income increased from $1,306,000 for the six months ended March 31, 1997, to $1,668,000 for the six months ended March 31, 1998. Gain on sale of investments increased $80,000 to $90,000 for the six months ended March 31, 1998. Other income increased $229,000 from $279,000 for the six months ended March 31, 1997, to $508,000 for the six months ended March 31, 1998.
Perpetual Bank recorded net income from its investment in Mortgage First Service Corporation of $74,000 for the six months ended March 31, 1998, compared to start-up loss of $76,000 for the six months ended March 31, 1997. The wholly-owned subsidiary United Service Corporation's income increased $43,000 from $240,000 for the six months ended March 31, 1997, to $283,000 for the six months ended March 31, 1998. Limited partnership investment income increased $50,000 from $75,000 for the six months ended March 31, 1997, to $125,000 for the six months ended March 31, 1998.

General and Administrative Expenses
-----------------------------------
General and administrative expenses increased $221,000 from $3,930,000 for the six months ended March 31, 1997, to $4,151,000 for the six months ended March 31, 1998. Salaries and employee benefits increased $351,000 or 18.3% from $1,916,000 for the six months ended March 31, 1997, to $2,267,000 for the six months ended March 31, 1998, as a result of opening a full service office and closing a grocery store office $43,000, and expenses with the ESOP of $90,000 and the 1996 MRP of $104,000. Office occupancy decreased $19,000 from $250,000 for the six months ended March 31, 1997, to $231,000 for the six months ended March 31, 1998, due to a decrease in building maintenance costs. Furniture and equipment expenses increased $16,000 from $490,000 for the six months ended March 31, 1997, to $506,000 for the six months ended March 31, 1998, due to increased computer equipment depreciation expense. FDIC insurance premiums decreased $35,000 from $96,000 for the six months ended March 31, 1997, to $61,000 for the six months ended March 31, 1998, due to a decrease in the insurance premium rate charged by the FDIC. Advertising decreased $76,000 from $197,000 for the six months ended March 31, 1997, to $121,000 for the six months ended March 31, 1998, as the Free Checking Advertising Campaign was winding down. Data processing increased $69,000 from $137,000 for the six months ended March 31, 1997, to $206,000 for the six months ended March 31, 1998, due to increased cost in processing ATM and debit cards. Office supplies decreased $46,000 from $211,00 for the six months ended March 31, 1997, to $165,000 for the six months ended March 31, 1998, as the Savings Bank was changing computer systems in the six months ended March 31, 1997, that required new internal processing supplies. Other expenses decreased $39,000 from $633,000 for the six months ended March 31, 1997, to $594,000 for the six months ended March 31, 1998, due to decreases in legal expense, postage, and dues and subscriptions.

Income Taxes
------------
Income taxes increased $175,000 or 81.4% from $215,000 for the six months ended March 31, 1997, to $390,000 for the six months ended March 31, 1998, due to an increase in income before taxes. The effective tax rate was 34% for both six months ended March 31, 1997 and 1998.

Liquidity and Capital Resources
-------------------------------
The Savings Bank's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and Collateralized Mortgage Obligations (CMOs), and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Savings Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Savings Bank is eligible to borrow funds from the Federal Home Loan Bank ("FHLB") of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Savings Bank at March 31, 1997, was 31.0%.

The primary investing activity of the Savings Bank is lending. During the six months ended March 31, 1998, the Savings Bank originated $50.6 million of loans, $18.7 million of which were sold. The Savings Bank also purchased $24.0 million of loans. The retained originations were primarily funded by increases in deposits, principal repayments of loans and mortgage-backed securities and CMO's, Federal Home Loan Bank Advances, and Reverse Repurchase Agreements.

Liquidity management is both a short and long-term responsibility of the Savings Bank's management. The Savings Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term government and agency obligations. If the Savings Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements.

The Savings Bank anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At March 31, 1998, the Savings Bank had outstanding commitments to originate loans of approximately $12,348,000.

Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totaled $110.3 million. Based upon management's experience and familiarity with the customers involved and the Savings Bank's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Bank.

Capital Compliance
------------------
The Holding Company is not subject to any separate regulatory capital requirements. The Savings Bank is required to meet certain statutory capital ratios including tangible capital, core capital, and risk-based capital components. The Savings Bank met all of these requirements at March 31, 1998.

The following table summarizes the Savings Bank's capital ratios and the statutory requirements at March 31, 1998:

                           Capital Compliance
                           ------------------
                                                           To Be Well
                                          For Capital      Capitalized Under
                                          Adequacy         Prompt Corrective
                            Actual        Purposes         Action Provisions
                            ------        --------         -----------------
(Dollars in Thousands)
----------------------
                       Amount   Ratio  Amount   Ratio     Amount      Ratio
                       ------   -----  ------   -----     ------      -----

Tier 1 Core Capital   $27,672   7.24%  $15,294   4.00%   $19,117      5.00%
  (To adjusted total
   assets)

Total Risk-Based
 Capital              $27,693  13.03%  $16,997   8.00%   $12,748      6.00%
  (To risk-weighted
   assets)

Tier 1 Risk-Based
 Capital              $27,672  13.02%  $ 8,499   4.00%   $21,247     10.00%
  (To risk-weighted
   assets)

Tangible Equity
 Capital              $27,672   7.24%  $ 7,647   2.00%         -         -
  (To tangible
   assets)

Impact of New Accounting Pronouncements
---------------------------------------
Earnings Per Share
------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. SFAS 128 applies to entities with publicly traded common stock or potential common stock and is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Savings Bank's present computation of diluted EPS under APB Opinion 15 is applied against a materiality test of 3 per cent. For financial statements issued by the Savings Bank after December 15, 1997, the materiality test will no longer apply and the Bank will report basic and diluted EPS for each period presented as well as the further reconciliations required by SFAS 128. Although earlier application is not permitted, SFAS 128 will require restatement of all prior-period EPS data presented.

Disclosure of Information about Capital Structure
-------------------------------------------------
The FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies, such as the Savings Bank that were subject to the previously existing requirements. It applies to all entities and is effective for financial statement issued for periods ending after December 15, 1997.

Reporting Comprehensive Income
------------------------------
The FASB also issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. This SFAS requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This statement is effective for periods beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. The Savings Bank will adopt the provisions of this SFAS for calendar year 1998.

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------
The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement applies to all public entities. The provisions of SFAS 131 require certain disclosures regarding material industry segments within an entity. Due to the Savings Bank's structure, SFAS 131 is not expected to have a material impact.

Effect of Inflation and Changing Prices
---------------------------------------
The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation.
The primary impact of inflation on operations of the Savings Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Year 2000 Considerations
------------------------
Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Savings Bank has an in-house computer system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. Although no assurances can be given, based on internal testing procedures and conversations with the software provider, the Bank does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs of consequences of incomplete or untimely resolution of any Year 2000 issue represent known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. Incomplete or untimely compliance, however, would have a material adverse effect on the Savings Bank, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. The Savings Bank has formed a Year 2000 Compliance Committee that reports the progress of the Year 2000 Plan to the Board of Directors on a monthly basis. This Plan includes commercial borrowers that may be subject to some degree of risk. The Savings Bank will complete written testing strategies and plans by June 30, 1998, for mission - critical systems. The Savings Bank's core software vendor has provided a written testing plan that will be tested by December 31, 1998.

ITEM 3 - Market Risk Disclosure
-------------------------------

There have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's prospectus dated February 11, 1998.

                                 PART II


Item 1.   Legal Proceedings
---------------------------

The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Bank.

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------

None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5.   Other Information
---------------------------

None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     Exhibits:
     --------

          3(a)   Certificate of Incorporation of the Holding Company *
          3(b)   Bylaws of the Holding Company *
          10(a)  Employment Agreement with Robert W. Orr
          10(b)  Employment Agreement with Thomas C. Hall
          10(c)  Employment Agreement with Barry C. Visioli
          27     Financial Data Schedule

          * Incorporated by reference to the Holding Company's Registration Statement on Form S-1, as amended (File No. 333-42517).

               No reports on Form 8-K were filed during the quarter under report.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SouthBanc Shares,  Inc.


Date:                              /s/ Robert W. Orr
May 15, 1998                       -----------------------------------------
                                   Robert W. Orr
                                   President and Managing Officer
                                   (Duly Authorized Representative)




Date:                              /s/ Thomas C. Hall
May 15, 1998                       ------------------------------------------
                                   Thomas C. Hall
                                   Chief Financial Officer

                                                              Exhibit 10(a)

                         EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of April 20, 1998, by and between PERPETUAL BANK, A FEDERAL SAVINGS BANK (the "BANK"), SOUTHBANC SHARES, INC. (the "COMPANY"), a Delaware corporation; and ROBERT W. ORR ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $98,800 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) upon the consummation of a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation that has been approved by the shareholders of the Company or the Bank.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or
(v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of

Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

     9.   REQUIRED PROVISIONS.

     (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/ or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of South Carolina, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.


19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 20th day of April, 1998.

ATTEST:                            PERPETUAL BANK, A FEDERAL
                                     SAVINGS BANK

/s/ Sylvia B. Reed                 BY: /s/ Harold A. Pickens, Jr.
-------------------------------        --------------------------------------

          [SEAL]


ATTEST:                            SOUTHBANC SHARES, INC.

/s/ Sylvia B. Reed                 BY: /s/ Harold A. Pickens, Jr.
-------------------------------        --------------------------------------

          [SEAL]

WITNESS:

/s/ Margaret Duffell               /s/ Robert W. Orr
-------------------------------    ------------------------------------------
                                   ROBERT W. ORR

                                                               Exhibit 10(b)

                       EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of April 20, 1998, by and between PERPETUAL BANK, A FEDERAL SAVINGS BANK (the "BANK"), SOUTHBANC SHARES, INC. (the "COMPANY"), a Delaware corporation; and THOMAS C. HALL ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as a Senior Vice President of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $83,200 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) upon the consummation of a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation that has been approved by the shareholders of the Company or the Bank.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount,"  within the meaning of Section 280G(b)
(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty- five (65); (iv) EXECUTIVE's death; or
(v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of

Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

     9.   REQUIRED PROVISIONS.

     (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/ or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of South Carolina, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 20th day of April, 1998.

ATTEST:                            PERPETUAL BANK, A FEDERAL
                                     SAVINGS BANK

/s/ Sylvia B. Reed                 BY: /s/ Harold A. Pickens, Jr.
-------------------------------        --------------------------------------

          [SEAL]


ATTEST:                            SOUTHBANC SHARES, INC.

/s/ Sylvia B. Reed                 BY: /s/ Harold A. Pickens, Jr.
-------------------------------        --------------------------------------

          [SEAL]

WITNESS:
/s/ Margaret Duffell               BY: /s/ Thomas C. Hall
-------------------------------        --------------------------------------
                                       THOMAS C. HALL

                                                              Exhibit 10(c)

                       EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of April 20, 1998, by and between PERPETUAL BANK, A FEDERAL SAVINGS BANK (the "BANK"), SOUTHBANC SHARES, INC. (the "COMPANY"), a Delaware corporation; and BARRY C. VISIOLI ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

     WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

     WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as a Senior Vice President of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $72,800 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

     (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) there occurs a change in control of the BANK or the COMPANY within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the COMPANY or the BANK representing twenty-five percent (25%) or more of the combined voting power of the COMPANY's or the BANK's then outstanding securities, (c) the membership of the board of directors of the COMPANY or the BANK changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) upon the consummation of a merger, consolidation, sale or disposition of all or substantially all of the COMPANY's or the BANK's assets, or a plan of partial or complete liquidation that has been approved by the shareholders of the Company or the Bank.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)
(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.   TERMINATION FOR DISABILITY.

     (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

     (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

     (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty- five (65); (iv) EXECUTIVE's death; or
(v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

     Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of

Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

     9.   REQUIRED PROVISIONS.

     (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.  NOTICE.

     (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/ or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

     (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.  NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.  MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.  SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.  HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.  GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of South Carolina, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.  INDEMNIFICATION.

     The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.  SUCCESSOR TO THE BANK OR THE COMPANY.

     The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 20th of April, 1998.

ATTEST:                            PERPETUAL BANK, A FEDERAL
                                     SAVINGS BANK


/s/ Sylvia B. Reed                 BY: /s/ Harold A. Pickens, Jr.
-------------------------------        -------------------------------------

          [SEAL]

ATTEST:                            SOUTHBANC SHARES, INC.

/s/ Sylvia B. Reed                 BY: /s/ Harold A. Pickens, Jr.
-------------------------------        --------------------------------------

          [SEAL]

WITNESS:

/s/ Margaret Duffell               /s/ Barry C. Visioli
--------------------------------   ------------------------------------------
                                   BARRY C. VISIOLI