Form 10-Q
period 1998-06-30
SOUTHBANC SHARES INC
filed 1998-08-14
CIK 1051378

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20052
        ----------------------------------------------------------

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                              or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                   Commission File Number  0-23751
      ------------------------------------------------------------------

                          SouthBanc Shares, Inc.
          (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         58-2361245
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         identification no.)

                            907 N. Main Street
                      Anderson, South Carolina 29621
                      ------------------------------
                 (Address of Principal Executive Offices)

                                (Zip Code)

                         (8 6 4 ) 2 2 5 - 0 2 4 1
        ----------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes    X                  No
              -------                  -------
$0.01 par value of common stock                       4,306,410
-------------------------------                      ------------
           (Class)                         (Outstanding at June 30, 1998)

                  SouthBanc Shares, Inc. and Subsidiary

                                FORM 10-Q

                   FOR THE QUARTER ENDED JUNE 30, 1998

                            TABLE OF CONTENTS

Item 1. Financial Statements
        Consolidated Balance Sheets as of June 30, 1998 and
         September 30, 1997 (unaudited)
        Consolidated Statements of Operations for the Nine Months
         Ended June 30, 1998, and the Three Months Ended June 30,
         1998 (unaudited)............................................ 4
        Consolidated Statements of Stockholders' Equity
         for the Year Ended September 30, 1997 and
         the Nine Months Ended June 30, 1998 (unaudited)............. 5
        Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 1998 and 1997 (unaudited).................... 6
        Notes to Consolidated Financial Statements (unaudited)....... 8
        Computation of Basic and Diluted Earnings Per Share for the
         Three Months Ended June 30, 1998 and 1997 (Unaudited)......  9,10,11
        Computation of Basic and Diluted Earnings Per Share for the
         Nine Months Ended June 30, 1998 and 1997 (Unaudited).......  9,10,11

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three Months Ended June
         30, 1998 and 1997, and the Nine Months Ended June 30,
         1998 and 1997..............................................  11
        Liquidity and Capital Resources ............................  16
        Capital Compliance. ........................................  18
        Impact of New Accounting Pronouncements.....................  18
        Effect of Inflation and Changing Prices.....................  19
        Year 2000 Considerations....................................  19

Item 3. Market Risk Disclosure......................................  20

Part II Other Information
        Items:
        1. Legal Proceedings........................................  21
        2. Changes in Securities and Use of Proceeds................  21
        3. Defaults Upon Senior Securities..........................  21
        4. Submission of Matters to a Vote of Senior Holders........  21
        5. Other Materially Important Events........................  21
        6. Exhibits and Reports on Form 8-K.........................  21

        Signatures..................................................  22

        Exhibit 27 - Financial Data Schedule........................  23

Item 1 - Financial Statements

                   SouthBanc Shares, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                                   June 30,    September 30,
                                                    1998           1997
Assets:                                           (Unaudited)   (Unaudited)
                                                 ------------ ------------
Cash and cash equivalents                         $25,503,582  $13,499,332
Investment securities available for sale
 (amortized cost of $28,740,404 at June 30,
 1998 and $11,188,937 at September 30, 1997)       28,847,328    11,325,700
Federal Home Loan Bank stock, at cost               3,089,200     1,650,000
Mortgage-backed securities available for sale
 (amortized cost of $84,247,308 at June 30,
 1998 and $35,713,975 at September 30, 1997)       84,580,855   35,862,700
Loans receivable, (net of allowance for loan
 losses of $2,055,908 at June 30, 1998 and
 $1,886,243 at September 30, 1997)                206,564,656  178,772,266
Investment in Limited Partnership                   5,225,373    5,003,835
Real estate acquired in settlement of loans           160,885      162,776
Real estate held for development                    2,049,980    2,284,038
Premises and equipment, net                         6,492,221    6,294,465
Accrued interest receivable:
   Loans receivable                                 1,584,619    1,330,255
   Mortgage-backed and other securities               492,186      238,186
Other                                               3,075,078      569,787
                                                 ------------ ------------
Total Assets                                     $367,665,963 $256,993,340
                                                 ============ ============

Liabilities and Stockholders' Equity:

Deposits                                         $203,369,218 $201,001,858
Advances from the Federal Home Loan Bank (FHLB)    61,783,584   15,000,000
Reverse Repurchase Agreements                      20,080,031            0
Advance payments by borrowers for property taxes
 and insurance                                        272,655      396,886
Accrued interest payable                            1,417,076    1,362,483
Accrued expenses and other liabilities              4,453,023    8,630,370
                                                 ------------ ------------
Total Liabilities                                 291,375,587  226,391,597
                                                 ------------ ------------
Stockholders' Equity:
Common stock ($0.01 par value; authorized
 7,500,000 shares; issued and outstanding
 4,306,410 shares at June 30, 1998. $1.00 par
 value; authorized 20,000,000 shares; issued
 and outstanding 1,508,873 shares at
 September 30, 1997)                                  43,064    1,508,873
Additional paid-in capital                        57,464,474   11,651,917
Retained earnings, restricted                     20,006,888   18,381,766
Unrealized gain (loss) on securities available
 for sale, net                                       290,712      188,423
Indirect guarantee of ESOP debt                     (733,363)    (804,024)
Deferred compensation for Management
 Recognition Plan (MRP)                             (781,399)    (325,212)
                                                 -----------  -----------
Total stockholders' equity                        76,290,376   30,601,743

Total liabilities and stockholders' equity      $367,665,963 $256,993,340
                                                ============ ============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Operations (Unaudited)

                                     Income
                                Nine Months Ended       Three Months Ended
                                    June 30,                   June 30,
                                1998        1997           1998      1997
Interest Income:            ----------- -----------   ----------  ----------
Loans                       $12,554,182 $10,342,812   $4,362,767 $3,719,570
Mortgage-backed securities    2,924,781   2,456,886    1,198,782     878,797
Other investments             1,660,195     597,576      816,504     209,769
                            ----------- -----------   ----------  ----------
Total interest income        17,139,158  13,397,274    6,378,053   4,808,136
                            ----------- -----------   ----------  ----------
Interest expense:
Interest on deposits:
Transaction accounts            438,050     391,431      142,226     140,631
Passbook accounts               476,382     436,487      164,077     145,379
Certificate accounts          5,792,400   5,012,957    1,854,903   1,854,006
                            ----------- -----------   ----------  ----------
Total interest on deposits    6,706,832   5,840,875    2,161,206   2,140,016
Interest on borrowings        2,263,893     951,368      911,833     358,117
                            ----------- -----------   ----------  ----------
Total interest expense        8,970,725   6,792,243    3,073,039   2,498,133

Net interest income           8,168,433   6,605,031    3,305,014   2,310,003
Provision for loan losses       302,500     265,000       40,000      90,000
Net interest income after   ----------- -----------   ----------  ----------
 provision for loan losses    7,865,933   6,340,031    3,265,014   2,220,003

Other income:
Loan and deposit account
 service charges              1,578,413   1,478,551      579,283     487,636
Gain (Loss) on sale of
 investments                     80,273      10,973       (9,995)          0
Gain (Loss) on sale of real
 estate, net                     24,257      17,885       14,321       3,607
Gain(Loss) on sale of loans,
 net                              6,871       9,235       10,799      (1,036)
Gain on Sale of Real Estate Held
 for Development                130,551     234,827       63,193     118,031
Gain(Loss) on sale of fixed
 assets, Net                     (4,122)   (165,508)      (1,230)          0
Other                           728,374     311,812      220,740     100,426
                            ----------- -----------   ----------  ----------
Total other income            2,544,617   1,897,775      877,111     708,664

General and administrative
 expenses:
Salaries and employee
 benefits                     3,465,476   2,887,377    1,199,305     966,664
Occupancy                       341,842     357,390      152,928     113,412
Furniture and equipment
 expense                        750,596     513,789      244,981     183,611
FDIC insurance premiums          92,627     122,949       31,152      27,013
Advertising                     168,301     280,841       46,921      84,206
Data processing                 319,972     205,573      114,376      68,330
Office supplies                 255,107     294,120       90,460      82,886
Other                         1,082,886   1,077,888      446,057     400,766
Total general and           ----------- -----------   ----------  ----------
 administrative
  expenses                    6,476,807   5,739,927    2,326,180   1,926,888

Income before income taxes    3,933,743   2,497,879    1,815,945   1,001,779
Income taxes                  1,335,960     849,501      609,968     340,827
                            ----------- -----------   ----------  ----------
Net income                   $2,597,783  $1,648,378   $1,205,977    $660,952
                             ==========  ==========   ==========  ==========
Basic earnings per share          $0.60       $0.38        $0.28       $0.15
                             ==========  ==========   ==========  ==========
Diluted earnings per share        $0.59       $0.38        $0.27       $0.15
                             ==========  ==========   ==========  ==========
Weighted average shares
  outstanding:
Basic                         4,303,977   4,290,580    4,304,596   4,290,580
                             ==========  ==========   ==========  ==========
Diluted                       4,410,161   4,309,378    4,411,353   4,309,892
                             ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial statements.

                             SouthBanc Shares, Inc. and Subsidiary
                        Consolidated Statements of Stockholders' Equity
                               Year Ended September 30, 1997, and
                          Nine Months Ended June 30, 1998 (Unaudited)

                                                       Unrealized
                                                       Gain (Loss)
                                                          on
                                                       Securities Indirect     Deferred
                                                       Available  Guarantee    Compen-
                           Additional   Retained       for Sale      of        sation
              Common       Paid-in      Earnings       Net of       ESOP       for
              Stock        Capital      Restricted     Taxes        Debt       MRP             Total
            ----------   -----------    -----------    ---------  ---------    ---------    -----------
Balance at
 September
 30, 1996   $1,504,601   $11,696,679    $17,607,269    ($816,855) ($900,900)          -    $29,090,794
Change in
 unrealized
 loss on
 securities,
 net                 -             -              -    1,005,278          -            -      1,005,278
Exercise of
 stock options   4,272        38,448              -            -          -            -         42,720
Reduction of
 ESOP debt           -             -              -            -     96,876            -         96,876
ESOP Expense         -        32,152              -            -          -            -         32,152
Purchase of
 common stock
 for MRP             -             -              -            -          -     (404,093)      (404,093)
Earned portion
 of MRP              -             -              -            -          -       78,881         78,881
Dividends on
 common stock        -             -       (953,866)           -          -            -       (953,866)
Offering
 costs for
 the sale of
 common stock        -      (115,362)             -            -          -            -       (115,362)
Net income           -             -      1,728,363            -          -            -      1,728,363
            ----------   -----------    -----------    ---------  ---------    ---------    -----------
Balance at
 September
 30, 1997    1,508,873    11,651,917     18,381,766      188,423   (804,024)    (325,212)   $30,601,743
            ----------   -----------    -----------    ---------  ---------    ---------    -----------
Change in
 unrealized
 gain or
 loss on
 securities,
 net                 -             -              -      102,289           -           -        102,289
Exercise of
 Stock Options   1,317        31,937                                                             33,254
Reduction of
 ESOP debt           -             -              -            -      70,661           -         70,661
ESOP Expense         -       138,992              -            -          -            -        138,992
Purchase of
 common stock
 for MRP             -             -              -            -          -     (616,558)      (616,558)
Earned portion
 of MRP              -             -              -            -          -      160,371        160,371
Dividends on
 common stock        -             -       (972,661)           -          -            -       (972,661)
Sale of
 common
 stock (less
 offering
 cost of
 $1,451,738               44,174,502                                                         44,174,502
Par value
 adjustment (1,467,126)    1,467,126                                                                  0
Net income           -             -      2,597,783            -          -            -      2,597,783
            ----------   -----------    -----------    ---------  ---------    ---------    -----------
Balance at
 June 30,
 1998       $   43,064   $57,464,474    $20,006,888    $290,712   ($733,363)   ($781,399)   $76,290,376
            ==========   ===========    ===========    ========   =========    =========    ===========

                                                        5

                    SouthBanc Shares, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
             Nine Months Ended June 30, 1998, and 1997 (Unaudited)

                                                        1998         1997
Cash flows from operating activities:              ------------  -----------
Net income                                           $2,597,783   $1,648,378
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                           277,056      694,619
Provision for loan losses                               302,500      265,000
Earnings of investment in limited partnership           (40,413)           0
Loss (Gain) on sale of investments, net                 (80,273)     (10,973)
Loss (Gain) on sale of real estate                      (24,257)     (17,885)
Loss (Gain) on sale of loans, net                        (6,871)      (9,235)
Loss (Gain) on sale of real estate held for
 development                                           (130,551)           0
Loss (Gain) on sale of fixed assets                       4,122            0
Deferred Compensation                                   295,253            0
Decrease (Increase) in accrued interest receivable
and other assets                                     (1,592,640)     230,097
Increase (Decrease) in other liabilities              1,060,059      442,976
                                                   ------------  -----------
Net cash provided by operating activities             2,661,768    3,242,977
                                                   ------------  -----------
Cash flows from investing activities:
Increase in loans receivable, net                   (21,602,824) (12,418,847)
Purchases of loans receivable                       (40,012,887) (23,937,810)
Purchase of mortgage-backed securities              (76,558,502) (10,499,126)
Purchases of investment securities                  (21,542,571) (10,176,235)
Purchase of investments in limited partnership         (181,125)           0
Purchase of cash surrender value life insurance      (1,386,538)           0
Purchases of FHLB stock                              (2,242,100)  (1,056,300)
Purchase of premises and equipment                     (853,174)  (1,936,423)
Sales of loans receivable                            28,185,649    3,567,769
Proceeds from redemption of FHLB stock                  802,900      650,000
Principal repayments on mortgage-backed securities   12,323,751            0
Proceeds from maturities of investment securities     4,327,517    2,404,861
Proceeds from sale of mortgage-backed securities,
 Available For Sale                                  15,317,719    2,668,383
Proceeds from sale of investment securities,
  Available For Sale                                    430,298            0
Proceeds from the sales of fixed assets                  20,800            0
Proceeds from sale of real estate owned                 148,908      116,299
Proceeds from sale of real estate held for
 development                                            520,581            0
Capital improvements of real estate held for
 development                                           (155,972)    (686,917)
                                                   ------------  -----------
Net cash used in investing activities              (102,457,570) (51,304,346)
                                                   ------------  -----------

                                                                  (continued)

                     SouthBanc Shares, Inc. and Subsidiary
                Consolidated Statements of Cash Flows, Continued
               Nine Months Ended June 30, 1998 and 1997 (Unaudited)

                                                         1998         1997
Cash flows from financing activities:              ------------  -----------
Increase in deposit accounts                          2,367,360   33,443,663
Proceeds from FHLB Advances                         116,813,120   54,000,000
Repayment of FHLB Advances                          (70,029,536) (42,000,000)
Proceeds from Reverse Repurchase Agreements          20,080,031            0
Proceeds from the sale of stock subscriptions        45,659,494            0
Payment of Stock Offering Costs                      (1,451,738)    (115,362)
Purchase of stock for MRP                              (612,448)    (200,599)
Repayments of ESOP Loan                                  70,661       72,657
Dividends paid on common stock                         (972,661)    (457,991)
(Decrease) increase in Advance payments by
  borrowers for property taxes and insurance           (124,231)    (714,278)
                                                   ------------  -----------
Net cash provided by financing activities           111,800,052   44,028,090

Net increase (decrease) in cash and cash
 equivalents                                         12,004,250   (4,033,279)
Cash and cash equivalents, beginning of year         13,499,332   13,584,568
                                                   ------------  -----------
Cash and cash equivalents, end of year             $ 25,503,582  $ 9,551,289
                                                   ============  ===========
Supplemental disclosures:
  Cash paid during the year for
       Interest                                      $8,916,132   $6,820,963
                                                   ============  ===========
       Taxes                                           $576,000     $453,000
                                                   ============  ===========
Noncash investing activity:
Additions to real estate acquired in settlement
   of loans                                            $174,058     $134,332
Loans receivable exchanged for mortgage-backed     ============  ===========
   securities                                        $5,167,985           $0
Change in unrealized net loss on securities        ============  ===========
 available for sale, net of tax                        $102,289     $264,538
Change in Employee Stock Ownership Plan debt       ============  ===========
   guaranteed by the Bank                               $70,661      $72,657
                                                   ============  ===========

See accompanying notes to consolidated financial statements.

                  SouthBanc Shares, Inc. and Subsidiary

                Notes to Consolidated Financial Statements

(1)  Basis of Presentation
     ---------------------

SouthBanc Shares, Inc. ("Holding Company"), a Delaware corporation, was formed at the direction of Perpetual Bank, A Federal Savings Bank ("Savings Bank"), to become the holding company for the Savings Bank in connection with the conversion of the Savings Bank's parent mutual holding company, SouthBanc Shares, M.H.C., to the stock form of organization ("Conversion and Reorganization"). The Conversion and Reorganization was consummated on April 14, 1998. The Holding Company's primary business is directing the affairs of the Savings Bank. Accordingly, the information contained herein relates primarily to the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year.

(2)  Principles of Consolidation
     ---------------------------

These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Savings Bank's audited consolidated financial statements and related notes for the year ended September 30, 1997, included in the Holding Company's Prospectus dated February 11, 1998. The accompanying unaudited consolidated financial statements include the accounts of the Holding Company, the Savings Bank and the Savings Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services. All significant intercompany items and transactions have been eliminated in consolidation.

(3)  Payment of Dividends
     --------------------

The payment of dividends by the Holding Company depends primarily on the ability of the Savings Bank to pay dividends to the Holding Company. The payment of dividends by the Savings Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Holding Company may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the capital of the Savings Bank to be reduced below regulatory capital requirements imposed by the OTS.

The Holding Company's Board of Directors declared a cash dividend of $.12 per share to its shareholders during the quarter ended June 30, 1998, payable to shareholders of record as of July 20, 1998. Prior to the reorganization in April 1998, the Savings Bank declared a cash dividend of $.35 per share ($.12 per share adjusted for the reorganization) for the first and second quarters of the fiscal year.

(4)  Earnings Per Share
     ------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Holding Company adopted SFAS No. 128 during the quarter ended December 31, 1997. Accordingly, all prior period earnings per share have been restated for SFAS No. 128.

                                                    QUARTERS ENDED
                                                        JUNE 30
                                                    1998        1997
                                                    ----        ----
Basic weighted average shares outstanding         4,304,596   4,290,580

Plus stock option incremental shares considered
outstanding for diluted EPS calculations            106,757      19,312
                                                  ---------   ---------
Diluted Weighted Average Shares Outstanding       4,411,353   4,309,892


RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:

                                     FOR THE QUARTER ENDED JUNE 30, 1998

                                    INCOME           SHARE       PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                  -----------    -------------     ------

BASIC EPS                         $1,205,977       4,304,596       $0.28

Effect of Diluted Securities
Stock Options                              0         106,757
                                  ----------       ---------
Diluted EPS                       $1,205,977       4,411,353       $0.27

     --------------------------------

                                     FOR THE QUARTER ENDED JUNE 30, 1998

                                    INCOME           SHARE       PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                  -----------    -------------     ------

Basis EPS                           $660,952       4,290,580       $0.15

Effect of Diluted Securities
Stock Options                              0          19,312
                                    --------       ---------
Diluted EPS                         $660,952       4,309,892       $0.15


                                                   NINE MONTHS ENDED
                                                        JUNE 30
                                                    1998        1997
                                                    ----        ----
Basic weighted average shares outstanding         4,303,977   4,290,580

Plus stock option incremental shares considered
outstanding for diluted EPS calculations            106,184      18,798
                                                  ---------   ---------
Diluted Weighted Average Shares Outstanding       4,410,161   4,309,378


RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:

                                   FOR THE NINE MONTHS ENDED JUNE 30, 1998

                                    INCOME           SHARE       PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                  -----------    -------------     ------

BASIC EPS                         $2,597,783       4,303,977       $0.60

Effect of Diluted Securities
Stock Options                              0         106,184
                                  ----------       ---------
Diluted EPS                       $2,597,783       4,410,161       $0.59

     --------------------------------

                                   FOR THE NINE MONTHS ENDED JUNE 30, 1997

                                    INCOME           SHARE       PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                  -----------    -------------     ------
Basis EPS                         $1,648,378       4,290,580       $0.38

Effect of Diluted Securities
Stock Options                              0          18,798
                                  ----------       ---------
Diluted EPS                       $1,648,378       4,309,378       $0.38

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1998 and September 30, 1997

Total assets increased $110.7 million from $257.0 million at September 30, 1997, to $367.7 million at June 30, 1998, primarily from the net proceeds from the stock offering of $44.2 million effective April 14, 1998. There were increases in cash and cash equivalents, investment securities available-for-sale, Federal Home Loan Bank (FHLB) stock, mortgage-backed securities available-for-sale, and loans receivable, net. These increases were funded by proceeds from the stock offering, increases in deposits and borrowings in the form of reverse repurchase agreements. The purchase of investment securities and mortgage-backed securities with Reverse Repurchase Agreements and FHLB Advances are part of a "wholesale leveraging" strategy designed to provide the opportunity to earn income based on the differential between the interest rates earned on such securities and the interest paid on the borrowed funds.

Investment securities available-for-sale increased 154.9% from $11.3 million at September 30, 1997, to $28.8 million at June 30, 1998. The $28.8 million of investment securities had an average yield of 7.16% at June 30, 1998.

Mortgage-backed securities available-for-sale increased $48.7 million from $35.9 million at September 30, 1997, to $84.6 million at June 30, 1998. At June 30, 1998, the Company owned $13.9 million of adjustable rate mortgage-backed securities with an average yield of 5.54%, $26.3 million of fixed rate mortgage-backed securities with an average yield of 7.08%, $16.3 million of adjustable rate collateralized mortgage obligations (CMO's) secured by FHLMC and GNMA obligations with a weighted average yield of 6.80%, and $28.1 million of fixed rate (CMO's) secured by FHLMC and GNMA obligations with a weighted average yield of 7.43%.

Loans receivable increased $27.8 million from September 30, 1997, to June 30, 1998, as residential mortgage loans increased $15.7 million, commercial real estate loans increased $6.1 million, consumer loans increased $2.4 million, and commercial loans increased $3.6 million.

A loss reserve of $100,000 was established for the investment in the limited partnership, as residential mortgage loan prepayments have increased sharply in light of falling interest rates decreasing the value of the mortgage servicing rights owned by the limited partnership.

Other assets increased $2.5 million as a result of the purchase of single premium whole life insurance policies of $2.1 million to fund future retirement benefits.

Deposits increased $2.4 million from $201.0 million at September 30, 1997, to $203.4 million at June 30, 1998, as consumer and commercial checking accounts increased $8.1 million, and statement savings and money market accounts increased $2.0 million. Certificates of deposits decreased $7.7 million as $5.4 million of certificates of deposits were withdrawn to purchase stock in the offering. The Savings Bank continued to promote the Free Checking Program and recent local bank mergers increased commercial checking and money market opportunities.

Borrowings at June 30, 1998, consisted of FHLB Advances and reverse repurchase agreements. FHLB Advances increased $46.8 million from $15.0 million at September 30, 1997, to $61.8 million at June 30, 1998, and were used to fund loan growth and the purchase of CMO's, investment securities, and mortgage-backed securities. Reverse repurchase agreements amounted to $20.1 million at June 30, 1998. Reverse repurchase agreements are a form of borrowings by the Savings Bank where the Savings Bank sells securities under the agreement that it will repurchase them at a later date, for which the Savings Bank receives funds from the purchaser of the securities at an agreed upon interest rate. At June 30, 1998, there were two reverse repurchase agreements outstanding: (i) $10.0 million at an interest rate of 5.59%, which is callable away from the Savings Bank after November 13, 2000, and has a maturity date of November 13, 2002, and (ii) $10.0 million at an interest rate of 5.49%, which is callable away from the Savings Bank after November 6, 1998, and has a maturity date of November 6, 2000.

Stockholders equity increased $45.7 million from $30.6 million at September 30, 1997, to $76.3 million at June 30, 1998. Additional paid-in capital increased $45.8 million primarily from the net proceeds from the stock offering of $44.2 million and an increase of $1.5 million from the par value adjustment. Common stock was adjusted by the change in the par value of common stock in conjunction with the stock offering. As of September 30, 1997, there were 1,508,873 shares with a par value of $1.00 per share or $1,508,873, and at June 30, 1998, there were 4,306,410 shares with a par value of $0.01 per share or $43,064. Retained income was offset by dividends paid and increased deferred compensation expense for the 1996 Management Recognition Plan (MRP). The Holding Company paid $973,000 in dividends during the nine months ended June 30, 1998. Deferred compensation associated with the 1996 MRP, which is recorded on the Holding Company's balance sheet as a contra equity account, increased from $325,000 to $781,000 as a result of open market purchases by the 1996 MRP Trust during the nine months ended June 30, 1998, of the remaining 11,415 shares required to fund the plan.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

Net Income
----------

Net income for the three months ended June 30, 1998, increased 82.5% to $1,206,000 or $0.28 basic earnings per share and $0.27 diluted earnings per share, compared to $661,000 or $0.15 basic earnings per share and $0.15 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income increased $1.0 million from $2.3 million for the three months ended June 30, 1997, to $3.3 million for the three months ended June 30, 998. Total interest income increased 32.6% or $1,570,000 from $4,808,000 for the three months ended June 30, 1997, to $6,378,000 for the three months ended June 30, 1998, due primarily to a higher average balance of outstanding loans which increased $30.0 million or 17.6% from an average of $170.0 million for he three months ended June 30, 1997, to $200.0 million for the three months ended June 30, 1998. Interest income on mortgage-backed securities increased 320,000 or 36.4% due to a higher average balance of mortgage-backed securities and interest income on other investments increased $607,000 or 289.0% as the average balance of investment securities and interest bearing deposits increased 30.9 million or 161.8%.

Interest Expense
----------------

Interest expense on deposits increased $21,000 or 1.0% from $2,140,000 for the three months ended June 30, 1997, to $2,161,000 for the three months ended June 0, 1998, as the average deposits increased $15.2 million or 8.0% from $189.5 million and an average cost of 4.52% for the three months ended June 30, 1997, to $204.7 million and an average cost of 4.22% for the three months ended June 30, 1998. Interest expense on borrowings increased $554,000 or 154.7% from $358,000 for the three months ended June 30, 1997, to $912,000 for the three months ended June 30, 1998, as the average borrowings increased $50.5 million or 200.0% from $25.3 million for the three months ended June 30, 1997, to $75.8 million for the three months ended June 30, 1998.

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

The provision for loan losses decreased $50,000 or 55.6% from $90,000 for the three months ended June 30, 1997, to $40,000 for the three months ended June 30, 1998. Net charge-offs for the three months ended June 30, 1998, were $6,000 compared to $241,000 for the three months ended June 30, 1997. Management determined that with the decrease in charge-offs for the quarter ended June 30, 1998, that the provision of $40,000 was adequate. At June 30, 1998, the allowance for loan losses was 0.99% compared to 1.04% at September 30, 1997.

Other Income
------------

Total other income increased from $709,000 for the three months ended June 30, 1997, to $877,000 for the three months ended June 30, 1998. Loan and deposit account service charges increased $91,000 from $488,000 for the three months ended June 30, 1997, to $579,000 for the three months ended June 30, 1998, due to increases in fees generated by checking accounts. Gain or loss on sale of investments was a loss of $10,000 for the three months ended June 30, 1998, compared to no gain or loss for the three months ended June 30, 1997. Gain or loss on sale of real estate held for development decreased $55,000 from $118,000 for the three months ended June 30, 1997, to $63,000 for the three months ended June 30, 1998. Other income increased $121,000 from $100,000 for the three months ended June 30, 1997, to $221,000 for the three months ended June 30, 1998, as the Holding Company's income from its investment in Mortgage First Service Corporation increased $100,000, and the income from United Investment Services increased $121,000. Limited partnership investment income decreased $129,000 from $45,000 for the three months ended June 30, 1997, to a loss of $84,000 for the three months ended June 30, 1998, as the Holding Company established a loss reserve of $100,000 due to the decrease of the value of the mortgage servicing rights owned by the limited partnership. The loss reserve of $100,000 was established for the investment in the limited partnership, as residential mortgage loan prepayments have increased sharply in light of falling interest rates decreasing the value of the mortgage servicing rights owned by the limited partnership.

General and Administrative Expense
----------------------------------

General and administrative expenses increased $399,000 from $1,927,000 for the three months ended June 30, 1997, to $2,326,000 for the three months ended June 30, 1998. Salaries and employee benefits increased 24.0% from $967,000 for the three months ended June 30, 1997, to $1,199,000 for the three months ended June 30, 1998, as a result of opening a full service office and closing a grocery store office ($21,000), expenses with the ESOP ($73,000), and the expenses associated with 1996 MRP ($52,000). Office occupancy increased $40,000 from $113,000 for the three months ended June 30, 1997, to $153,000 for the three months ended June 30, 1998, due to expenses of a full service office. Furniture and equipment expense increased $61,000 from $184,000 for the three months ended June 30, 1997, to $245,000 for the three months ended June 30, 1998, due to upgrades in data processing equipment and software resulting in an increase of depreciation expense of $28,000 and service contracts of $34,000. The FDIC insurance premium increased $4,000 from $27,000 for the three months ended June 30, 1997, to $31,000 for the three months ended June 30, 1998.

Advertising expenses decreased $37,000 or 44.0% from $84,000 for the three months ended June 30, 1997, to $47,000 for the three months ended June 30, 1998, as a result of winding down of the Free Checking Advertising Campaign that began in October 1994. Data processing increased $46,000 or 67.6% from $68,000 for the three months ended June 30, 1997, to $114,000 for the three months ended June 30, 1998, as a result of increased volume and cost of ATM and debit card processing. Office supplies increased $7,000 or 8.4% from $83,000 for the three months ended June 30, 1997, to $90,000 for the three months ended June 30, 1998. Other expenses increased $45,000 or 11.2% from $401,000 for the three months ended June 30, 1997, to $446,000 for the three months ended June 30, 1998, due to consultant fees for a profit enhancement program.

Income Taxes
------------

Income taxes increased $269,000 or 78.9% to $610,000 for the three months ended June 30, 1998, from $341,000 for the three months ended June 30, 1997. This was due to an increase in income before taxes of $814,000 or 81.2% from $1,002,000 to $1,816,000 for the three months ended June 30, 1997, and 1998, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 1998 and
1997

Net Income
----------                             14

Net income for the nine months ended June 30, 1998, increased 57.6% to $2,598,000 or $0.60 basic earnings per share and $0.59 diluted earnings per share, compared to $1,648,000 or $0.38 basic earnings per share and $0.38 diluted earnings per share for the same nine months a year ago.

Net Interest Income
-------------------

Net interest income increased $1.6 million from $6.6 million for the nine months ended June 30, 1997, to $8.2 million for the nine months ended June 30, 1998. Total interest income increased 27.9% or $3,742,000 from $13,397,000 for the nine months ended June 30, 1997, to $17,139,000 for the nine months ended June 30, 1998, due primarily to a higher average balance of outstanding loans which increased $34.7 million or 22.0% from an average of $157.8 million for the nine months ended June 30, 1997, to an average of $192.5 million for the nine months ended June 30, 1998. The interest income on loans increased $2.3 million or 22.3% from $10.3 million to $12.6 million for the nine months ended June 30, 1997 and 1998, respectively. Interest income on mortgage-backed securities increased $468,000 or 19.0% due to a higher average balance of mortgage-backed securities which increased $14.2 million or 29.6% from an average of $48.0 million for the nine months ended June 30, 1997, to an average of $62.2 million for the nine months ended June 30, 1998. Interest income on other investments increased $1,063,000 or 177.8% as the average balance of investment securities increased from an average of $16.1 million for the nine months ended June 30, 1997, to $30.8 million for the nine months ended June 30, 1998, an increase of $14.7 million or 91.3%.

Interest Expense
----------------

Interest expense increased 32.4% from $6.8 million for the nine months ended June 30, 1997, to $9.0 million for the nine months ended June 30, 1998. Interest on deposits increased 15.5% from $5.8 million for the nine months ended June 30, 1997, to $6.7 million for the nine months ended June 30, 1998, as the average balance of deposits increased 16.2% from $175.7 million for the nine months ended June 30, 1997, to $204.1 million for the nine months ended June 30, 1998, and the weighted average cost of deposits decreased from 4.43% for the nine months ended June 30, 1997, to 4.38% for the nine months ended June 30, 1998.

Interest expense on borrowings (Federal Home Loan Bank Advances and reverse repurchase agreements) increased $1,313,000 or 138.1% from $951,000 for the nine months ended June 30, 1997, to $2,264,000 for the nine months ended June 30, 1998, as the average borrowings increased from $22.8 million for the nine months ended June 30, 1997, to $59.4 million for the nine months ended June 30, 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses increased $37,500 or 14.2% from $265,000 for the nine months ended June 30, 1997, to $302,500 for the nine months ended June 30, 1998. Net charge-offs for the nine months ended June 30, 1998, were $133,000 compared to $293,000 for the nine months ended June 30, 1997. At June 30, 1998, the allowance for loan losses was 0.99%, compared to 1.04% at September 30, 1997.

Other Income
------------

Total other income increased from $1,898,000 for the nine months ended June 30, 1997, to $2,545,000 for the nine months ended June 30, 1998. Loan and deposit account service charges increased $99,000 from $1,479,000 for the nine months ended June 30, 1997, to $1,578,000 for the nine months ended June 30, 1998 due to increases in fees generated by checking accounts. Gain or loss on sale of investments was a gain of $80,000 for the nine months ended June 30, 1998, compared to a gain of $11,000 for the nine months ended June 30, 1997. Gain or loss on sale of real estate held for development decreased $104,000 from $235,000 for the nine months ended June 30, 1997, to $131,000 for the nine months ended June 30, 1998. Gain or loss on sale of fixed assets was a loss of $412.2 million for the nine months ended June 30, 1998, compared to a loss of $165,508 for the nine months ended June 30, 1997, due to a write-off of data processing software and hardware. Other income increased $416,000 from $312,000 for the nine months ended June 30, 1997, to $728,000 for the nine months ended June 30, 1998. The Company's income from its investment in Mortgage First Service Corporation increased $269,000 from $96,000 for the nine months ended June 30, 1997, to $173,000 for the nine months ended June 30, 1998. The income from the United Investment Services, Inc. increased $149,000 from $179,000 for the nine months ended June 30, 1997, to $328,000 for the nine months ended June 30, 1998. Limited partnership investment income decreased $160,000 from $120,000 for the nine months ended June 30, 1997, to a loss of $40,000 for the nine months ended June 30, 1998, as the Company established a loss reserve of $100,000 due to the decrease of the value of the mortgage servicing rights owned by the limited partnership. The loss reserve of $100,000 was established for the investment in the limited partnership, as residential mortgage loan prepayments have increased sharply in light of falling interest rates decreasing the value of the mortgage servicing rights owned by the limited partnership.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased $737,000 from $5,740,000 for the nine months ended June 30, 1997, to $6,477,000 for the nine months ended June 30, 1998. Salaries and employee benefits increased $578,000 or 20.0% from $2,887,000 for the nine months ended June 30, 1997, to $3,465,000 for the nine months ended June 30, 1998, as a result of opening a full service office and closing a grocery store office ($48,000), expenses with the ESOP ($107,000), and the expenses of the 1996 MRP ($156,000). Office occupancy decreased $15,000 from $357,000 for the nine months ended June 30, 1997, to $342,000 for the nine months ended June 30, 1998, due to a decrease in building maintenance costs. Furniture and equipment expenses increased $237,000 from $514,000 for the nine months ended June 30, 1997, to $751,000 for the nine months ended June 30, 1998, due to increased computer equipment depreciation expense and service contract expense. FDIC insurance premiums decreased $30,000 from $123,000 for the nine months ended June 30, 1997, to $93,000 for the nine months ended June 30, 1998, due to a decrease in the insurance premium rate charged by the FDIC. Advertising decreased $113,000 from $281,000 for the nine months ended June 30, 1997, to $168,000 for the nine months ended June 30, 1998, as the Free Checking Advertising Campaign was winding down. Data processing increased $114,000 from $206,000 for the nine months ended June 30, 1997, to $320,000 for the nine months ended June 30, 1998, due to increased cost in processing ATM and debit cards. Office supplies decreased $39,000 from $294,000 for the nine months ended June 30, 1997, to $255,000 for the nine months ended June 30, 1998, as the Holding Company was changing computer systems in the nine months ended June 30, 1997, that required new internal processing supplies. Other expenses increased $5,000 from $1,078,000 for the nine months ended June 30, 1997, to $1,083,000 for the nine months ended June 30, 1998.

Income Taxes
------------

Income taxes increased $486,000 or 57.2% from $850,000 for the nine months ended June 30, 1997, to $1,336,000 for the nine months ended June 30, 1998, due to an increase in income before taxes. The effective tax rate was 34% for both nine months ended June 30, 1997 and 1998.

Liquidity and Capital Resources
-------------------------------

The Savings Bank's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and CMOs, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Savings Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Savings Bank is eligible to borrow funds from the FHLB of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Savings Bank at June 30, 1998, was 23.3%.

The primary investing activity of the Savings Bank is lending. During the nine months ended June 30, 1998, the Savings Bank originated $60.1 million of loans, $18.7 million of which were sold. The Savings Bank also purchased $26.5 million of loans. The retained originations were primarily funded by increases in deposits, principal repayments of loans and mortgage-backed securities and CMO's, Federal Home Loan Bank Advances, and Reverse Repurchase Agreements.

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

The Savings Bank anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At June 30, 1998, the Savings Bank had outstanding commitments to originate loans of approximately $14,244,000.

Certificates of deposit scheduled to mature in one year or less at June 30, 1998, totaled $101.4 million. Based upon management's experience and familiarity with the customers involved and the Savings Bank's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Savings Bank.

Capital Compliance
------------------

The Holding Company is not subject to any separate regulatory capital requirements. The Savings Bank is required to meet certain statutory capital ratios including tangible capital, core capital, and risk-based capital components. The Savings Bank met all of these requirements at June 30, 1998.

The following table summarizes the Savings Bank's capital ratios and the statutory requirements at June 30, 1998:

                                     Capital Compliance
                                     ------------------
                                                                To Be Well
                                               For Capital   Capitalized Under
                                                Adequacy     Prompt Corrective
                                 Actual         Purposes     Action Provisions
(Dollars in Thousands)           ------         --------     -----------------
----------------------
                             Amount   Ratio   Amount   Ratio  Amount    Ratio
                             ------   -----   ------   -----  ------    -----
Tier 1 Core Capital          $50,449  14.73%  $13,700  4.00%  $17,125   5.00%
 (To adjusted total assets)

Total Risk-Based Capital     $50,728  23.94%  $16,948  8.00%  $12,711   6.00%
 (To risk-weighted assets)

Tier 1 Risk-Based Capital    $50,449  23.81%  $ 8,474  4.00%  $21,185  10.00%
 (To risk-weighted assets)

Tangible Equity Capital      $50,449  14.73%  $ 6,850  2.00%    -       -
 (To tangible assets)

Impact of New Accounting Pronouncements
---------------------------------------
Disclosure of Information about Capital Structure
-------------------------------------------------

The FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. The purpose of SFAS 129 is to consolidate existing disclosure requirements for ease of retrieval. SFAS 129 contains no change in disclosure requirements for companies, such as the Holding Company that were subject to the previously existing requirements. It applies to all entities and is effective for financial statement issued for periods ending after December 15, 1997.

Reporting Comprehensive Income
------------------------------
The FASB also issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. This SFAS requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This statement is effective for periods beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. The Holding Company will adopt the provisions of this SFAS for calendar year 1998.

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------
The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement applies to all public entities. The provisions of SFAS 131 require certain disclosures regarding material industry segments within an entity. Due to the Holding Company's structure, SFAS 131 is not expected to have a material impact.

Accounting for Derivative Instrument and Hedging Activities
-----------------------------------------------------------

The FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities" in June 1998. All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

Employers' Disclosures about Pensions and Other Postretirement Benefits
-----------------------------------------------------------------------

In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supersedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

Accounting for the Costs of Computer Software Developed or Obtained for
-----------------------------------------------------------------------
Internal Use
------------

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

Effect of Inflation and Changing Prices
---------------------------------------
The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Holding Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Holding Company has an in-house computer system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. Although no assurances can be given, based on internal testing procedures and conversations with the software provider, the Bank does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs of consequences of incomplete or untimely resolution of any Year 2000 issue represent known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. Incomplete or untimely compliance, however, would have a material adverse effect on the Savings Bank, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved. The Savings Bank has formed a Year 2000 Compliance Committee that reports the progress of the Year 2000 Plan to the Board of Directors on a quarterly basis. This Plan includes commercial borrowers that may be subject to some degree of risk. The Savings Bank's core software vendor has provided a written testing plan that will be tested by December 31, 1998. The cost of testing the software will be approximately $42,000.00. An evaluation of risks associated with the failure of core business processes has been made. Contingency plans covering business resumption have been written encompassing a plan of action in the event of system failures.

ITEM 3 - Market Risk Disclosure
-------------------------------

There have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Holding Company's Prospectus dated February 11, 1998.

                                 PART II

Item 1.        Legal Proceedings
--------------------------------

The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Bank.

Item 2.        Changes in Securities and Use of Proceeds
--------------------------------------------------------

None

Item 3.        Defaults Upon Senior Securities
----------------------------------------------

Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------

None

Item 5.        Other Information
--------------------------------

None

Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------

     A.   Exhibits:
          ---------

          3(a) Certificate of Incorporation of the Holding Company * 3(b) Bylaws of the Holding Company *
          10(a) Employment Agreement with Robert W. Orr      **
          10(b) Employment Agreement with Thomas C. Hall     **
          10(c) Employment Agreement with Barry C. Visioli   **
          27    Financial Data Schedule

          * Incorporated by reference to the Holding Company's Registration Statement on Form S-1, as amended (File No. 333-42517).

          ** Incorporated by reference to the Holding Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

     B. A Form 8-K was filed on May 26, 1998, as amended on June 3, 1998, to report a change in independent accountants.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SouthBanc Shares,  Inc.


Date: August 12, 1998              /s/ Robert W. Orr
                                   --------------------------------------
                                   Robert W. Orr
                                   President and Managing Officer
                                   (Duly Authorized Representative)




Date: August 12, 1998              /s/ Thomas C. Hall
                                   --------------------------------------
                                   Thomas C. Hall
                                   Chief Financial Officer