Form 10-K
period 1998-09-30
SOUTHBANC SHARES INC
filed 1998-12-29
CIK 1051378

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission Number: 0-23751



                            SOUTHBANC SHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                                    58-2361245
---------------------------------------------                                           ----------------
(State or other jurisdiction of incorporation                                           (I.R.S. Employer
or organization)                                                                            I.D. Number)

907 N. Main Street, Anderson, South Carolina                                                 29621-5526
--------------------------------------------                                           ----------------
(Address of principal executive offices)                                                     (Zip Code)

Registrant's telephone number, including area code:                                      (864) 225-0241
                                                                                       ----------------

Securities registered pursuant to Section 12(b) of the Act:                                        None
                                                                                       ----------------

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, par value $0.01 per share
                                                                ---------------------------------------
                                                                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X  NO
                                               -----   -----

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 18, 1998, there were issued and outstanding 3,619,051 shares of the Registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "SBAN." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 18, 1998 of $18.75, was approximately $67.9 million. For the purposes of this calculation, officers and directors of the registrant are considered nonaffiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

     3. Current Report on Form 8-K filed on May 26, 1998, as amended on June 3, 1998 (Part II, Item 8).

This report contains certain "forward-looking statements" concerning the future operations of SouthBanc Shares Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which SouthBanc Shares Inc. operates, as well as nationwide, Southbanc Shares Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     SouthBanc Shares, Inc. ("Company"), a Delaware corporation, was organized on November 6, 1997 for the purpose of becoming the holding company for Perpetual Bank, A Federal Savings Bank ("Savings Bank") upon the Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of SouthBanc Shares, M.H.C., Anderson, South Carolina ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on April 14, 1998. In connection with the Conversion and Reorganization, the Company issued 2,281,312 shares of its common stock at $20.00 per share and each share of common stock of the Savings Bank issued and outstanding at September 30, 1997 and held by persons other than the MHC ("Savings Bank Public Stockholders") were exchanged for 2.85164 shares of common stock of the Company (with cash issued in lieu of fractional shares at the rate of $20.00 per share). The Company has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Savings Bank.

     The Savings Bank is primarily engaged in the business of attracting deposits from the general public and originating mortgage loans, which are secured by one- to four-family residential properties, or investing in mortgage-backed securities. To a lesser extent, the Savings Bank originates loans secured by commercial real estate as well as commercial business and consumer loans. The Savings Bank's savings accounts are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Savings Bank conducts its operations through its main office located at 907 N. Main Street, Anderson, South Carolina, and four branch offices located in Anderson. The telephone number of the main office is (864) 225-0241.

MARKET AREA

     The Savings Bank considers Anderson and Oconee Counties, South Carolina, as its primary market area. Additional loan origination demand is generated from customers living in contiguous counties. The Savings Bank also purchases loans secured by properties in South Carolina located outside its primary market area.

     Anderson County is included in the Greenville/Spartanburg metropolitan statistical area. The Cities of Greenville and Spartanburg are located 30 and 60 miles northeast of Anderson, respectively, and Atlanta, the closest major city, is 120 miles to the southwest. Much of Anderson County is rural and roughly half of the land area is used for agricultural purposes. Anderson County has benefitted from the growth of the Greenville metropolitan area and is experiencing significant residential and commercial development along Interstate 85, a major transportation route that crosses through Anderson County. Major area employers include BMW Manufacturing Corp., Hoechst Celenese Corporation, Owens Corning and Michelin Tire. Oconee is a smaller but rapidly growing county located west of Anderson County.

LENDING ACTIVITIES

     GENERAL. Historically, the Savings Bank's principal lending activity has been the origination of residential real estate loans for the purpose of constructing or financing one- to four-family residential properties. In recent periods, the Savings Bank has increased its investment in commercial real estate loans, commercial business loans and construction loans.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Savings Bank's loan portfolio at the dates indicated.

                                                                          At September 30,
                                 --------------------------------------------------------------------------------------------------
                                        1998                1997                1996               1995                1994
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                  Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in Thousands)
Mortgage loans:
One- to four-family(1).........  $131,117    59.63%  $118,279    66.16%  $ 91,186    64.78%  $ 81,226    69.70%  $ 77,624    74.03%
Multi-family...................     1,290     0.59      1,245     0.70      1,010     0.72        630     0.54         --       --
Commercial real estate.........    33,779    15.36     26,976    15.09     17,009    12.08      7,355     6.31      5,158     4.92
Construction...................    33,747    15.35     17,145     9.59     19,509    13.86     11,523     9.89      7,159     6.83
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
     Total mortgage loans......   199,933    90.93    163,645    91.54    128,714    91.44    100,734    86.44     89,941    85.78
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Commercial business loans......    11,155     5.06      7,182     4.02      5,529     3.93      3,657     3.13      1,222     1.17

Consumer loans:
 Home equity and second
  mortgage.....................     2,122     0.97      3,405     1.90      5,036     3.58      7,535     6.47     10,071     9.60
 Lines of credit...............    11,538     5.25      9,156     5.12      6,713     4.77      6,279     5.39      6,045     5.77
 Automobile loans..............     5,366     2.44      3,540     1.98      2,677     1.90      1,438     1.23        735     0.70
 Other.........................     3,815     1.73      3,072     1.72      2,490     1.77      2,293     1.97      1,837     1.75
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
     Total consumer loans......    22,841    10.39     19,173    10.72     16,916    12.02     17,545    15.06     18,688    17.82
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
     Total loans...............   233,929   106.38    190,000   106.28    151,159   107.39    121,936   104.63    109,851   104.77
                                 --------   ------

Less:
Undisbursed proceeds for loans
 in process....................    11,886    (5.18)     8,985    (5.03)     8,866    (6.30)     4,119    (3.53)     4,037    (3.85)
Unearned discounts.............       273    (0.12)       357       --         --       --         --       --         --       --
Allowance for loan losses......     2,374    (1.08)     1,886    (1.05)     1,535    (1.09)     1,278    (1.10)       962    (0.92)
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
     Net loans receivable......  $219,896   100.00%  $178,772   100.00%  $140,758   100.00%  $116,539   100.00%  $104,852   100.00%
                                 ========   ======   ========   ======   ========   ======   ========   ======   ========   ======
-------------------------

(1) Includes construction loans converted to permanent loans and participation loans.

          ONE- TO FOUR-FAMILY AND MULTI-FAMILY MORTGAGE LOANS. The Savings Bank originates permanent conventional mortgage loans secured by one- to four-family residential properties with original loan-to-value ratios up to 90% of the appraised value or the purchase price of the property, whichever is less. At September 30, 1998, the Savings Bank had $131.1 million, or 59.63% of total loans, in one- to four-family mortgage loans. The Savings Bank requires hazard insurance on the property securing the loan. All one- to four-family mortgage loans require a title examination or abstract of title. Title insurance is required on all fixed-rate mortgage loans so that they may be sold in the secondary market. One- to four-family mortgage loans are generally underwritten to conform to Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Loan to value ratios are limited to 80% but may be increased to 95%, provided that private mortgage insurance coverage is obtained for amounts over 80%.

          The Savings Bank offers both fixed-rate mortgages and adjustable rate mortgage ("ARM") loans with terms of 15 to 30 years. At September 30, 1998, ARM loans totaled $64.9 million, or 49.5% of the one- to four-family loan portfolio. The Savings Bank offers four conventional ARM loans: a one year ARM loan with annual adjustment periods indexed to the One Year Treasury Bill; a three year ARM loan with annual adjustment periods indexed to the Three Year Treasury Bill; a five year ARM loan with annual adjustment periods indexed to the One Year Treasury Bill; and a ten year ARM loan with annual adjustment periods indexed to the One Year Treasury Bill. The one year ARM loan and the three year ARM loan provide that the amount of any increase or decrease in the interest rate is limited to two percentage points (upward or downward) per adjustment period and generally contain a 6% maximum adjustment over the life of the loan. The five year ARM loan and the ten year ARM loan provide that the amount of any increase or decrease in the interest rate is limited to two percentage points (upward or downward) per adjustment period and generally contain a 5% maximum adjustment over the life of the loan. At September 30, 1998, the majority of the ARM loans in the Savings Bank's portfolio, that were originated by the Savings Bank, were the three year and five year varieties. If market interest rates increase, these rate adjustment limitations may prevent such ARM loans from repricing to market interest rates, which would have an adverse effect on net interest income. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees for fixed-rate mortgage loans and interest rates and loan fees for ARMs. Fixed-rate loans are originated for sale in the secondary market, though loans with terms of 15 years occasionally are retained in the Savings Bank's portfolio. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in the prevailing competitive environment.

          In recent periods, the Savings Bank has purchased one- to four-family mortgage loans from a mortgage banking company located in Hilton Head Island, South Carolina, and a mortgage banking company located in Greenville, South Carolina. These purchases account for a substantial portion of the growth in the one- to four-family loan portfolio in recent periods. During the year ended September 30, 1998, the Savings Bank purchased $47.8 million of one- to four-family mortgage loans. Substantially all of these purchases were from the Greenville mortgage company. In future periods, the Savings Bank expects that a substantial portion of purchased loan volume will come from that company, rather than the Hilton Head Island mortgage company, because of the increasing competition in the Hilton Head Island market.

          At September 30, 1998, the Savings Bank had $2.7 million of purchased loans secured by residential properties on Hilton Head Island, South Carolina, all of which were one year ARM loans. These loans were all purchased from the same mortgage company, located on Hilton Head Island. Prior to purchase, the Savings Bank reviews each loan for conformance to the Savings Bank's underwriting criteria. At September 30, 1998, the average size of such loans was approximately $224,000 and the largest loan had an outstanding balance of $662,000. Although all such loans were performing according to their terms at September 30, 1998, they do possess certain risks due to the average size of such loans and the location of the properties outside the Savings Bank's primary market area. Subject to market conditions, the Savings Bank expects to purchase additional such loans.

          At September 30, 1998, the Savings Bank had $27.8 million of purchased one- to four-family mortgage loans secured by residential properties located primarily in Greenville, South Carolina. These loans were all purchased from the mortgage company in which a service corporation subsidiary of the Savings Bank has an equity investment. See "-- Subsidiary Activities." Prior to purchase, the Savings Bank reviews each loan for conformity with the Savings Bank's underwriting criteria. At September 30, 1998, the average size of such loans was approximately $125,000. Subject to market conditions, the Savings Bank expects to purchase additional such loans.

          The Savings Bank does not actively solicit multi-family loans but extends them as an accommodation to existing customers. At September 30, 1998, multi-family loans totaled $1.3 million, or 0.59% of net loans receivable, and consisted of eight loans, the largest of which had an outstanding balance of $272,000. All such loans are secured by properties located in the Savings Bank's primary market area. At September 30, 1998, all multi-family loans were performing according to their terms.

          CONSTRUCTION LOANS. The construction loan portfolio was $33.7 million, or 15.35% of the total loan portfolio at September 30, 1998. The Savings Bank intends to continue emphasizing and expanding this type of lending. Such loans are primarily combined construction and permanent mortgage loans.
The construction portion of the loan is for a period of up to 12 months on an interest only basis and at a maximum loan to value ratio of 95%. The permanent mortgage is made for up to 30 years. Construction-permanent loans are made at the same fixed- or adjustable-rates of interest that are offered for permanent residential mortgage loans made by the Savings Bank. The majority of construction loans are made against binding sales contracts for the home being built. The Savings Bank also originates speculative construction loans to a small number of residential builders in its primary market area well known to the Savings Bank. At September 30, 1998, the Savings Bank had $33.7 million, or 15.35% of total loans, in construction loans, of which $15.5 million were speculative constructive loans and of which $1.3 million are purchased speculative construction loans secured by one- to four-family properties located on Hilton Head Island, South Carolina. The purchased Hilton Head construction loans were purchased in prior years. The Savings Bank did not purchase any Hilton Head construction loans during the fiscal year ended September 30, 1998.

          Construction lending generally is considered to involve a higher degree of credit risk than long-term financing of residential properties. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Savings Bank may be compelled to advance additional funds to complete the development. If the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become non-performing. Furthermore, if the estimate of value proves to be inaccurate, the Savings Bank may be confronted with, at or prior to the maturity of the loan, a project with a value which is insufficient to assure full repayment. The ability of the developer or builder to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing and availability of comparable properties, and economic conditions.

          The Savings Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Savings Bank considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower's equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. In addition, except for the purchased construction loans on Hilton Head Island, South Carolina, the majority of the construction loans granted by the Savings Bank are secured by property in the Savings Bank's primary market area. The Savings Bank reviews such purchased construction loans for conformity with the Savings Bank's underwriting criteria before purchase.

          COMMERCIAL REAL ESTATE LOANS. The Savings Bank originates and purchases commercial real estate loans. Commercial real estate loans totaled $33.8 million, or 15.4% of the total loan portfolio, at September 30, 1998. Currently, the Savings Bank originates commercial real estate loans only to select borrowers known to the Savings Bank and secured by properties in its primary market area and generally in amounts between $100,000 and $500,000. The commercial real estate loan portfolio has increased in recent periods from $27.0 million, or 15% of the total loan portfolio at September 30, 1997, to $33.8 million, or 15.36%, at September 30, 1998. The Savings Bank intends to continue emphasizing and expanding this type of lending. At September 30, 1998, the largest commercial real estate loan originated by the Savings Bank had an outstanding balance of $1.9 million and was secured by multiple units of one- to- four family dwellings and land located in Anderson. The loan was performing according to its terms at that date. At September 30, 1998, the largest purchased commercial real estate loan had an outstanding balance of $418,000 and was secured by a commercial real estate located in Hilton Head Island, South Carolina. The loan was performing according to its terms at that date.

          Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project.
The Savings Bank's income property collateral is not concentrated in any one industry or area. Examples of the types of collateral securing the income property loans include office buildings and residential rental properties.
Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired.

          COMMERCIAL BUSINESS LOANS. At September 30, 1998, the Savings Bank had $11.1 million of commercial business loans, which represented 5.06% of total loans. Commercial business loans generally include equipment loans with terms of up to five years and lines of credit secured by savings accounts and unsecured line of credit. Such loans are generally made in amounts up to $100,000 and carry adjustable rates of interest. The Savings Bank generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation. At September 30, 1998, the largest outstanding commercial business loan was a $4.0 million line of credit that was secured by residential mortgage loans. At September 30, 1998, there was not an outstanding balance on the line of credit.

          Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

          CONSUMER LOANS. The Savings Bank originates a wide variety of consumer loans, which are made primarily on a secured basis to existing customers. Consumer loans include savings account loans, direct automobile loans, direct boat loans, renewable lines of credit and unsecured loans. These loans are made at both fixed- and variable-rates of interest, adjustable annually, and with varying terms depending on the type of loan. In addition, the Savings Bank offers unsecured consumer loans. Consumer loans totaled $22.8 million at September 30, 1998, or 10.39% of the Savings Bank's total loan portfolio.

          At September 30, 1998, the largest components of the consumer loan portfolio were home equity and second mortgage loans and lines of credit. At September 30, 1998, such loans totaled $13.7 million, or 6.2% of the total loan portfolio. At September 30, 1998, commitments to extend credit under lines of credit totaled $16.0 million.

          Home equity and second mortgage loans are generally for the improvement of residential properties. The majority of these loans are made to existing loan customers and are secured by a first or second mortgage on residential property. The Savings Bank actively solicits these types of loans by contacting their borrowing customers directly. The loan-to-value ratio on these properties is typically below 80%, including the first mortgage and home equity or second mortgage loan. Home equity and second mortgage loans are typically variable rate loans with a fixed payment that matures over 15 years. Rates adjust monthly; however, the payment remains constant over the loan term and any rate adjustment is reflected in an increase in the loan term. The interest rate is tied to the prime lending rate.

          Lines of credit are generally secured by a second mortgage on residential property and are generally made to existing customers. Credit lines are generally 80% of the appraised value of the collateral property. Terms range from five to 15 years and the interest rate is generally tied to the prime lending rate.

          The Savings Bank views consumer lending as an important component of its business operations because consumer loans generally have shorter-terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Savings Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. The Savings Bank intends to continue emphasizing this type of lending.

          The Savings Bank employs strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Savings Bank underwrites and originates all of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.
In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Savings Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

LOAN MATURITY

          The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                            Within      One Year       After 3 Years    After 5 Years
                           One Year  Through 3 Years  Through 5 Years  Through 10 Years  Beyond 10 Years   Total
                           --------  ---------------  ---------------  ----------------  ---------------  --------
                                                               (In Thousands)
Residential mortgage(1)..   $ 7,840      $ 7,855          $13,754           $10,933          $90,735      $131,117
Commercial real estate...    11,546        7,017           14,766               580            1,160        35,069
Commercial business......     6,211          863            3,162               919               --        11,155
Construction.............    19,985        2,376               --                --               --        22,361
Automobile...............       371        2,145            2,759                91               --         5,366
Savings account loans....     1,267          211               69                22               14         1,583
Other....................    12,412        1,010              983             1,412               75        15,892
                            -------      -------          -------           -------          -------      --------
     Total loans.........   $59,632      $21,477          $35,493           $13,957          $91,984      $222,543
                            =======      =======          =======           =======          =======      ========
------------------------

(1)  Includes one- to four-family and multi-family loans.

     The following table sets forth the dollar amount of all loans due after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.


                                        Fixed     Floating or
                                        Rates   Adjustable Rates
                                       -------  ----------------
                                            (In Thousands)
Residential mortgage(1)..............  $58,417           $64,860
Commercial real estate...............   18,570             4,953
Commercial business..................    2,914             2,030
Construction.........................    2,376                --
Automobile...........................    4,995                --
Savings account loans................      316                --
Other................................    1,484             1,996
                                       -------           -------
     Total...........................  $89,072           $73,839
                                       =======           =======
----------------------

(1)  Includes one- to four-family and multi-family loans.

     LOAN SOLICITING AND PROCESSING. Loan originations come from a number of sources. The Savings Bank's customary sources of loans are from realtors, walk-in customers, referrals and existing customers. A formal business development program has been implemented where loan officers and sales personnel make regular sales calls on building contractors and realtors.

     The Savings Banks' Loan Committee approves loan applications up to and including $500,000. Loan applications in excess of $500,000 must be approved by the full Board of Directors.

     LOAN PURCHASES AND SALES AND SERVICING. The Savings Bank is an active purchaser of loans. In recent periods, the Savings Bank has purchased ARM loans, construction loans and lot loans secured by properties on Hilton Head Island, South Carolina. See "-- Lending Activities -- One- to Four-Family and Multi-Family Mortgage Loans" and "-- Lending Activities -- Construction Loans." In addition, the Savings Bank purchases one- to four-family, commercial real estate and construction loans from a mortgage company in which a service corporation subsidiary of the Savings Bank has an equity investment. Furthermore, the Savings Bank purchases periodically participation interests in permanent real estate loans and construction loans. Any participation interest purchased must meet the Savings Bank's own underwriting standards. The Savings Bank purchases loans from institutions in the State of South Carolina.

     The Savings Bank periodically sells one- to four-family mortgage loans to the FHLMC in order to comply with the regulations limiting the amount of loans to one borrower or to reduce the amount of fixed-rate loans in the Savings Bank's portfolio. The Savings Bank generally sells all fixed-rate, 30-year residential mortgage loans.

     The Savings Bank participates in loan servicing activities both directly and indirectly. Direct servicing activities arise in connection with loans that the Savings Bank originates but sells with servicing rights retained. The Savings Bank generally receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan for which it retains servicing rights. At September 30, 1998, the Savings Bank was servicing loans for others aggregating $74.9 million. During the year ended September 30, 1998, the Savings Bank earned servicing fee income of $208,000.

     The Savings Bank participates indirectly in loan servicing activities through its equity investment, through a service corporation subsidiary, in a mortgage banking company (see "-- Subsidiary Activities") and through an investment in a limited partnership. At September 30, 1998, the mortgage banking company was servicing 420 loans for others aggregating $52.2 million.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                         Years Ended September 30,
                                      -------------------------------
                                        1998       1997       1996
                                      ---------  ---------  ---------
                                          (Dollars in Thousands)
Total loans at beginning of period..  $190,000   $151,159   $121,936
                                      --------   --------   --------

Loans originated:
 One- to four-family................    50,582     18,783     30,065
 Multi-family.......................       119        240      1,312
 Commercial real estate.............    12,604     11,912      7,113
 Construction loans.................    17,140     10,934     12,816
 Commercial business................     7,481     10,731      6,302
 Consumer...........................    20,134     24,739     10,696
                                      --------   --------   --------
   Total loans originated...........   108,060     77,339     68,304
                                      --------   --------   --------

Loans purchased:
 One- to four-family................    47,829     23,581     18,242
 Commercial real estate.............     6,226      3,146         --
                                      --------   --------   --------
   Total loans purchased............    54,055     26,727     18,242
                                      --------   --------   --------

Loans sold:
 Total whole loans sold.............   (33,684)    (5,747)    (9,556)
                                      --------   --------   --------
    Total loans sold................   (33,684)    (5,747)    (9,556)

Mortgage loan principal
 repayments.........................   (98,535)   (59,478)   (47,767)

Net loan activity...................    29,896     38,841     29,223
                                      --------   --------   --------

Total loans at end of period........  $219,896   $190,000   $151,159
                                      ========   ========   ========


          EQUITY INVESTMENT IN LIMITED PARTNERSHIP. In December 1996, the Savings Bank purchased for approximately $5.0 million a 20.625% equity interest in a limited partnership that invests in mortgage servicing rights. Through this limited partnership, the Savings Bank invests in servicing rights tied to a national portfolio of residential mortgage loans. For the year ended September 30, 1998, the Savings Bank recorded a loss of $4.4 million on its investment of the limited partnership due to recent declines in market interest rates which impaired the value of the mortgage servicing rights in the limited partnership. As a result, the Savings bank established an additional loss reserve of $4.5 million as of September 30, 1998 related to this limited partnership investment. After the reserve, the book value of the investment was $825,000 at September 30, 1998. See Part IV, Item 13 of this report for further information and Note 3 of Notes to Consolidated Financial Statements. The value of the Savings Bank's investment in the limited partnership would be adversely affected by credit quality deterioration of the underlying mortgage loans. The value of the investment would also be adversely affected by a change in market interest rates. Under either circumstance, the Savings Bank may be required to accelerate its amortization of this investment, or even write-off the full value of the investment in a given period, which would have a material adverse effect on the Savings Bank.

          LOAN COMMITMENTS. The Savings Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. The Savings Bank had outstanding loan commitments (including commitments to fund letters of credit) of approximately
$58.5 million at September 30, 1998. See Note 17 of Notes to Consolidated Financial Statements.

          LOAN ORIGINATION AND OTHER FEES. The Savings Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Savings Bank usually charges origination fees of 0.5% to 1.0% on one- to four-family residential real estate loans and 1.0% to 2.0% on long-term commercial real estate loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale.

          The Savings Bank offsets all loan origination fees and certain related direct loan origination costs against all fees and costs associated with loan origination. The resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, unless prepayments of a large group of similar loans are probable and the timing and amount of prepayments can be reasonably estimated. The Savings Bank offsets commitment fees against related direct costs and the resulting net amount is recognized over the contractual life of the related loans as an adjustment of yield if the commitment is exercised. If the commitment expires unexercised, the fees collected are recognized as non-interest income upon expiration of the commitment.

          DELINQUENCIES. The Savings Bank's collection procedures provide for a series of contacts with delinquent borrowers. After a delinquency of 15 days, a late charge is assessed. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. The Savings Bank's collection procedures provide that when a loan is 30 days overdue, and again on the 45th day, the borrower will be contacted by mail and payment will be requested. If a loan continues in a delinquent status for 90 days or more, the Savings Bank generally initiates foreclosure proceedings. In certain instances, however, the Board may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

          The following table sets forth information with respect to the Savings Bank's non-performing assets for the periods indicated. During the periods shown, the Savings Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                      At September 30,
                                          -----------------------------------------
                                           1998     1997     1996    1995    1994
                                          -------  -------  ------  ------  -------
                                                   (Dollars in Thousands)
Loans accounted for on a non-
 accrual basis:
Mortgage................................  $  948   $  220   $ 190   $ 348   $  435
Consumer................................      21       --      --     124      163
Commercial..............................     206      183     126      --       --
                                          ------   ------   -----   -----   ------
                                           1,175      403     316     472      598
                                          ------   ------   -----   -----   ------

Accruing loans which are contractually
  past due 90 days or more:
Real estate:
  Residential...........................      --        6     467      82       60
Consumer................................      --        8       2       9       17
Commercial..............................      --      465      10      --       --
                                          ------   ------   -----   -----   ------
                                              --      479     479      91       77
                                          ------   ------   -----   -----   ------

Total of non-accrual and
  past due 90 days or more..............   1,175      882     795     563      675
                                          ------   ------   -----   -----   ------

Real estate owned, net..................      89      163       3      32      575
                                          ------   ------   -----   -----   ------
Total non-performing assets.............  $1,264   $1,045   $ 798   $ 595   $1,250
                                          ======   ======   =====   =====   ======

Total loans delinquent 90 days
  or more to net loans..................    0.53%    0.49%   0.56%   0.48%    0.64%

Total loans delinquent 90 days
  or more to total assets...............    0.32%    0.34%   0.38%   0.32%    0.39%

Total non-performing assets to
  total assets..........................    0.35%    0.41%   0.38%   0.33%    0.73%

     The increase in non-performing assets at September 30, 1998 resulted primarily from an increase in non-accrual mortgage loans. At September 30, 1998, non-accrual mortgage loans consisted of three speculative residential construction loans with an aggregate outstanding balance of $383,000, eleven single-family residential mortgage loans with an aggregate outstanding balance of $499,000, and two commercial real estate mortgage loans with an aggregate outstanding balance of $66,000. All sixteen properties are located in the Savings Bank's primary market area.

     The Savings Bank does not accrue interest loans, including impaired loans under SFAS No. 114, for which management deems the collection of additional interest to be doubtful. If interest on these non-accrual loans had been accrued, interest income of approximately $110,000 would have been recorded for the year ended September 30, 1998.

     ASSET CLASSIFICATION. OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     The aggregate amounts of the Savings Bank's classified assets and of the Savings Bank's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                           At or For the Years
                                           Ended September 30,
                                      -------------------------
                                         1998     1997    1996
                                      ---------  ------  ------
                                           (In Thousands)

Loss......................               $   56  $  140  $  125
Doubtful..................                   50       8      32
Substandard assets........                1,254   1,227     598
Special mention...........                   --      58      --
                                         ------  ------  ------
                                         $1,360  $1,433  $  755
                                         ======  ======  ======

General loss allowances...               $2,318  $1,746  $1,410
Specific loss allowances..                   56     140     125
Net charge-offs...........                  119     304      92

     REAL ESTATE OWNED. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in- lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value of the property received. Subsequently, it is carried at the lower of its new cost basis or fair value, less estimated selling costs. The Savings Bank had $89,000 of real estate owned at September 30, 1998.

     ALLOWANCE FOR LOAN LOSSES. The Savings Bank's management evaluates the need to establish allowances against losses on loans each year based on estimated losses on specific loans when a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. The provision for loan losses is charged against earnings in the year it is established. In recent periods, the Savings Bank has increased the provision for loan losses in recognition of the changing composition of the loan portfolio toward an increased emphasis on commercial real estate loans, construction loans, and other types of lending that carry a greater degree of credit risk than one- to four-family mortgage lending. At September 30, 1998, the Savings Bank had an allowance for loan losses of $2.4 million, or 1.07% of total loans. Based on past experience and future expectations, management believes that the allowance for loan losses is adequate at September 30, 1998.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), the allowance is based on estimates which are subject to change based upon changes in the loan portfolio and economic conditions, among other things. Furthermore, there can be no assurance that the Savings Bank's regulators, in reviewing the Savings Bank's loan portfolio, will not request that the Savings Bank increase its allowance for loan losses, thereby negatively affecting the Savings Bank's financial condition and earnings based upon information available to the regulators at the time of their examination.

     The following table sets forth an analysis of the Savings Bank's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                      Years Ended September 30,
                                              ------------------------------------------
                                               1998     1997     1996     1995     1994
                                              ------   -------  -------  -------  ------
                                                       (Dollars in Thousands)

Allowance at beginning of period.......       $1,886   $1,535   $1,278   $  962   $ 884
                                              ------   ------   ------   ------   -----

Provision for loan losses..............          607      655      349      362     120

Recoveries:
  Residential mortgage.................           --        4        6       --      --
  Consumer.............................           20       24       17        6       6
  Commercial...........................           35       --       --       --      --
                                              ------   ------   ------   ------   -----
    Total recoveries...................           55       28       23        6       6
                                              ------   ------   ------   ------   -----

Charge-offs:
  Residential mortgage.................           --        4       18       --      13
  Consumer.............................           83      100       97       52      35
  Commercial...........................           91      228       --       --      --
                                              ------   ------   ------   ------   -----
    Total charge-offs..................          174      332      115       52      48
                                              ------   ------   ------   ------   -----
    Net charge-offs....................          119      304       92       46      42
                                              ------   ------   ------   ------   -----
Allowance at end of period.............       $2,374   $1,886   $1,535   $1,278   $ 962
                                              ======   ======   ======   ======   =====

Ratio of allowance to total loans
 outstanding at the end of the period..         1.07%    1.04%    1.08%    1.08%   0.92%

Ratio of net charge-offs to average
  loans outstanding during the period..         0.06%    0.18%    0.07%    0.04%   0.84%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                                                            AT SEPTEMBER 30,
                                     --------------------------------------------------------------------------------------------
                                                   1998                             1997                                1996
                                     ---------------------------------   -------------------------------   ----------------------
                                                 AS A %      % OF                   AS A %      % OF                    AS A %
                                                 OF OUT-     LOANS IN               OF OUT-     LOANS IN                OF OUT-
                                                 STANDING    CATEGORY               STANDING    CATEGORY                STANDING
                                                 LOANS IN    TO TOTAL               LOANS IN    TO TOTAL                LOANS IN
                                      AMOUNT     CATEGORY    LOANS        AMOUNT    CATEGORY    LOANS       AMOUNT      CATEGORY
                                     --------  -----------  ----------   --------  ----------  ---------   ---------  -----------
                                                                          (DOLLARS IN THOUSANDS)

Real estate mortgage..........        $  851      0.50%          70%      $  766      0.60%        70%      $  726        0.71%

Commercial real estate                   953      2.12           20          737      2.16         19          465        2.06
   and commercial business....

Consumer......................           570      2.50           10          383      2.00         11          344        2.03

   Total allowance for
    loan losses...............        $2,374      1.07%         100%      $1,886      1.04%       100%      $1,535        1.08%
                                      ======      ====          ===       ======      ====        ===       ======        ====

                                                                     AT SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------
                                       1996                   1995                                  1994
                                     ----------   -------------------------------   ----------------------------------
                                      % OF                   AS A %      % OF                    AS A %       % OF
                                      LOANS IN               OF OUT-     LOANS IN                OF OUT-      lOANS IN
                                      CATEGORY               STANDING    CATEGORY                STANDING     CATEGORY
                                      TO TOTAL               LOANS IN    TO TOTAL                LOANS IN     TO TOTAL
                                      LOANS        AMOUNT    CATEGORY    LOANS       AMOUNT      CATEGORY      lOANS
                                     ----------   --------  ----------  ---------   ---------  -----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
Real estate mortgage..........           72%       $  573      0.57%       83%         $  493      0.48%        51%

Commercial real estate
   and commercial business....           16           297      8.12         3             100      1.94         10

Consumer......................           12           408      2.32        14             369      1.70         39

   Total allowance for
    loan losses...............          100%       $1,278      1.08%      100%         $  962      0.92%       100%
                                        ===        ======      ====       ===          ======      ====        ===



INVESTMENT ACTIVITIES

          The Company has made significant investments in mortgage-backed securities, including collateralized mortgage obligations ("CMOs"). The Savings Bank had mortgage-backed securities with an amortized cost of $73.7 million and a market value of $73.9 million at September 30, 1998, all of which were invested in U.S. Government agency securities, investment grade securities, and securities guaranteed by the funding arm of the Resolution Trust Corporation ("RTC").

          The Company increased its investment securities portfolio during the fiscal year ended September 30, 1998 with the proceeds of the stock offering. The Company purchased $6.1 million of a state municipal bond issue yielding 7.09%, callable in August 2001 and with a final maturity of February 2018, $3.2 million of bank preferred stock yielding 6.94% and $5.0 million of trust preferred bonds yielding 8.44%.

          At September 30, 1998, the Company had invested $41.8 million in CMOs ($26.8 million in U.S. Government agency issues and $15.0 million in investment grade private issues) with an average estimated life varying from seven months to 31 years and an average yield of 7.27%. At September 30, 1998, CMOs consisted of Fannie Mae, Ginnie Mae and Freddie Mac issues, as well as investment grade private issues. CMOs may be used as collateral for borrowings and, through repayments, as a source of liquidity. Management considers CMOs to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the qualified thrift lender ("QTL") test. See "REGULATION -- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test." At September 30, 1998, the CMO portfolio consisted of various tranches but no residuals. In recent years, the Company has used the proceeds from the paydown of CMOs to invest in one- to four-family and other types of lending, and expects to continue to do so in the future, subject to market conditions.

          CMOs are subject to repayment by the mortgagors of the underlying collateral at any time. Such prepayment may subject the Savings Bank's CMOs to yield and price volatility. To assess this volatility, the OTS requires the Savings Bank to test annually its CMOs to determine whether they are high-risk or non-high-risk securities. The policy established a three-part risk measurement test for fixed-rate and a one-part test for floating-rate CMOs and other mortgage derivative securities. Securities failing any one of the tests are deemed to be high-risk securities. The OTS may require an institution to dispose of one or all of the CMOs failing such tests. At September 30, 1998, all of the Savings Bank's CMOs met the criteria established by the policy designated as non-high-risk securities for continuing classification as suitable investments. However, changes in interest rates may cause one or more of the Savings Bank's CMOs to fail a stress test. The OTS may then require the Bank to dispose of the CMOs failing the test. This may affect the classification of such securities under SFAS No. 115.

          Changes in the level of interest rates can have an adverse effect on the mortgage-backed securities and CMO portfolio, thereby exposing the Savings Bank to repayment risk and reinvestment risk.

          The following table sets forth the composition of the Savings Bank's investment portfolio at the dates indicated.

                                                             At September 30,
                              -------------------------------------------------------------------------------
                                         1998                      1997                      1996
                              -------------------------  -------------------------  -------------------------
                               Amortized    Percent of    Amortized    Percent of    Amortized    Percent of
                                Cost(1)      Portfolio     Cost(1)      Portfolio     Cost(1)      Portfolio
                              ------------  -----------  ------------  -----------  ------------  -----------
                                                          (Dollars in Thousands)
U.S. agency securities......    $ 5,706              6%    $10,191             22%    $    --             --%
Certificates of deposit.....         --             --          --             --         100             --
U.S. Treasury securities....        500              1         998              2       2,395              5
Equity mutual fund..........        994              1          --             --          --             --
Common stock - savings and
   loans....................      1,733              2          --             --          --             --
Municipal bonds.............      6,129              6          --             --          --             --
Bank preferred stock........      3,152              3          --             --          --             --
Trust preferred bonds.......      5,028              5          --             --          --             --
Mortgage-backed securities
 and CMOs...................     73,719             76      35,714             76      44,362             95
                                -------           ----     -------            ---     -------     ----------
Total.......................    $96,961            100%    $46,903            100%    $46,857            100%
                                =======           ====     =======            ===     =======     ==========
------------------

(1) The market value of the Savings Bank's investment portfolio amounted to $97.2 million, $47.2 million and $45.6 million at September 30, 1998, 1997, and 1996, respectively.

       The following table sets forth the maturities and weighted average yields of the debt securities in the Savings Bank's investment securities portfolio at September 30, 1998.

                                    Less Than              One to            Five to          Over Ten
                                    One Year            Five Years         Ten Years           Years
                              ---------------------  -----------------   ----------------   ---------------
                               Amount       Yield     Amount    Yield    Amount    Yield     Amount   Yield
                              --------    ---------  --------  -------   -------  -------   -------  ------
                                                        (Dollars in Thousands)
U.S. agency securities......    $   --         --%    $    --       --%   $   --       --%  $ 5,706   7.63%
U.S. Treasury securities....       500       5.50          --       --        --       --        --     --
Equity mutual fund..........        --         --          --       --        --       --       994     --
Common stock - savings and
   loans....................        --         --          --       --        --       --     1,733     --
Municipal bonds.............        --         --          --       --        --       --     6,129   7.09
Bank preferred stock........        --         --          --       --        --       --     3,152   6.94
Trust preferred bonds.......        --         --          --       --        --       --     5,028   8.44
Mortgage-backed securities
  and CMOs..................        --         --          --       --        --       --    73,719   6.68
                              --------               --------            -------            -------
Total.......................    $  500       5.50%    $    --       --%   $   --       --%  $96,461   6.67%
                              ========               ========            =======            =======

          The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) which had an aggregate amortized cost in excess of 10% of the Savings Bank's stockholders' equity at the dates indicated.

                                            At September 30,
                       ----------------------------------------------------------
                              1998               1997                   1996
                       -----------------  -----------------  --------------------

                       Carrying  Market   Carrying  Market   Carrying    Market
                        Value     Value    Value     Value    Value       Value
                       --------  -------  --------  -------  --------  ----------
                                                (In thousands)
RTC mortgage-backed
 securities..........   $   795  $   795   $   889  $   888   $ 1,447     $ 1,414
CMOs.................    41,098   41,047    21,138   21,211    34,836      33,804
                        -------  -------   -------  -------   -------     -------
   Total.............   $41,893  $41,842   $22,027  $22,099   $36,283     $35,218
                        =======  =======   =======  =======   =======     =======


DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

          GENERAL. Deposits are the major source of the Savings Bank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. The Savings Bank also has access to advances from the FHLB-Atlanta. These advances can be used on a short-term basis to compensate for reductions in the availability of funds from other sources or they may be used on a longer-term basis for general business purposes. The Savings Bank has also on occasion utilized repurchase agreements.

          DEPOSIT ACCOUNTS. Local deposits are and traditionally have been the primary source of the Savings Bank's funds for use in lending and other general business purposes. The Savings Bank offers a number of deposit accounts, including passbook, individual retirement accounts ("IRAs"), money market deposits and certificate accounts currently ranging in maturity from three months to five years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. From time to time, the Savings Bank offers premiums to attract deposits. The Savings Bank is a member of an automated teller machine network, which is available to the Savings Bank's checking account depositors.

          In recent years, the Savings Bank has offered newly authorized types of short-term accounts and other savings alternatives that are more responsive to changes in market rates of interest than passbook accounts and longer maturity fixed-rate, fixed-term certificates that were the Savings Bank's primary source of deposits prior to 1978. There has been some shifting of deposit mix which has primarily resulted from the progressive elimination of federally imposed rate ceilings on various types of deposits offered by federally insured financial institutions such as the Savings Bank. The deregulation of various federal controls on insured deposits has allowed the Savings Bank to be more competitive in obtaining funds and has given it more flexibility to meet the threat of net deposit outflows. The Savings Bank reviews the interest rates offered on various savings accounts periodically so as to remain competitive with other financial institutions in its market area.

          Since early 1995, the Savings Bank has increased its core deposit base by aggressively promoting checking accounts. At September 30, 1998, checking account balances totaled $51.0 million.

          At September 30, 1998, certificate of deposits scheduled to mature within one year totaled $96.9 million. Although no assurances can be given, based on past experience, the Savings Bank believes that a substantial portion of these certificates of deposit will be renewed.

          At September 30, 1998, the Savings Bank had no brokered deposits.

               The following table sets forth information concerning the Savings Bank's deposits at September 30, 1998.

                                                                                     Percentage
Interest                                                       Minimum                 of Total
Rate       Term               Category                         Amount     Balance     Deposits
--------   ----               --------                         ------    --------     ---------
                                                                      (In Thousands)
1.73%      None               Negotiable order of
                              withdrawal ("NOW") accounts      $  100    $ 35,796        17.23%
 --        None               Non-interest-bearing accounts       100      15,198         7.31
2.46       None               Savings accounts                    100      25,204        12.13

                              Certificates of Deposit
                              -----------------------

5.50       Within 6 months    Fixed-term, fixed-rate            1,000      66,546        32.03
5.61       7 - 12 months      Fixed-term, fixed-rate            1,000      30,320        14.59
5.74       13 - 36 months     Fixed-term, fixed-rate            1,000      34,348        16.53
5.98       37 - 120 months    Fixed-term, fixed-rate            1,000         379         0.18
                                                                         --------       ------
                                                                         $207,791       100.00%
                                                                         ========       ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

                                      Certificates
Maturity Period                        of Deposits
---------------                        -----------
                                     (In Thousands)
Three months or less.................      $ 5,050
Over three through six months........        3,466
Over six through twelve months.......        4,289
Over twelve months...................        4,608
                                           -------
     Total...........................      $17,413
                                           =======

DEPOSIT FLOW

     The following table sets forth the balances of deposits in the various types of accounts offered by the Savings Bank at the dates indicated.

                                                                            At September 30,
                                       -----------------------------------------------------------------------------------
                                                    1998                           1997                       1996
                                       ------------------------------  ------------------------------  -------------------
                                                 Percent                         Percent                         Percent
                                                    of      Increase                of      Increase                of
                                        Amount    Total    (Decrease)   Amount    Total    (Decrease)   Amount     Total
                                       --------  --------  ----------  --------  --------  ----------  --------  ---------
                                                                         (Dollars in Thousands)

Non-interest-bearing.................  $ 15,198     7.31%   $  3,386   $ 11,812     5.88%    $ 3,464   $  8,957      5.59%
NOW checking.........................    35,796    17.23       9,800     25,996    12.93       1,703     24,293     15.16
Regular savings accounts.............    25,204    12.13         844     24,360    12.12       1,249     23,111     14.42

Fixed-rate certificates which
 mature in the year ending(1)(2):
  Within 1 year......................    96,866    46.62     (18,785)   115,651    57.53      31,881     83,770     52.28
  After 1 year, but within 2 years...    32,666    15.72      15,667     16,999     8.46       1,148     15,851      9.89
  After 2 years, but within 5 years..     2,061     0.99      (4,123)     6,184     3.08       1,922      4,262      2.66
                                       --------   ------    --------   --------   ------     -------   --------    ------

     Total...........................  $207,791   100.00%   $  6,789   $201,002   100.00%    $41,367   $160,244    100.00%
                                       ========   ======    ========   ========   ======     =======   ========    ======
-----------------------

(1) At September 30, 1998, 1997 and 1996, jumbo certificates amounted to $17.4 million, $18.5 million and $13.7 million, respectively.
(2) IRA accounts included in certificate balances are $19.7 million, $18.8 million and $15.7 million at September 30, 1998, 1997 and 1996, respectively.


TIME DEPOSITS BY RATES AND MATURITIES

   The following table sets forth the time deposits in the Savings Bank classified by rates at the dates indicated.

                                                                       At September 30,
                                                              ----------------------------------
                                                                1998         1997         1996
                                                              --------     --------     --------
                                                                        (In Thousands)
 Below 3.00%..............................                    $    165     $    194     $     --
 3.00 -  5.00%............................                       1,392        2,012        4,119
 5.01 -  7.00%............................                     129,629      136,400       99,182
 7.01 -  9.00%............................                         407          228          582
                                                              --------     --------     --------
  Total                                                       $131,593     $138,834     $103,883
                                                              ========     ========     ========

        The following table sets forth the amount and maturities of time deposits at September 30, 1998.

                                                    Amount Due
                                   -------------------------------------------------------
                                                                                                       Percent
                                                 One to    Over Two  Over Three  Over Five             of Total
                                   Less Than      Two      to Three   to Five     to Ten              Certificate
                                   One Year       Years      Years     Years       Years      Total    Accounts
                                   ----------  ----------  --------  ----------  ---------  ---------  ----------
                                                       (Dollars in Thousands)
2.50 - 5.00%......................     $ 1,557    $    --    $   --   $  --          $   --   $  1,557      1.18%
5.01 - 7.00%......................      95,248     32,600     1,532     249              --    129,629     98.51
7.01 - 9.00%......................          61         66       150     130              --        407      0.31
                                       -------    -------    ------  ------     -----------  ---------  --------
Total                                  $96,866    $32,666    $1,682   $ 379          $   --   $131,593    100.00%
                                       =======    =======    ======  ======     ===========  =========  ========

DEPOSIT ACTIVITY

        The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                                                 Years Ended September 30,
                                                              -------------------------------
                                                                1998      1997       1996
                                                              -------   --------   ----------
                                                                   (In Thousands)
Beginning balance..........................                   $201,002   $160,244    $148,709
                                                              --------  ---------  ----------

Net increase (decrease) before
 interest credited.........................                     (1,223)    32,599       4,724
Interest credited..........................                      8,012      8,159       6,811

Net increase in savings deposits...........                      6,789     40,758      11,535
                                                               -------  ---------  ----------

Ending balance.............................                   $207,791   $201,002    $160,244
                                                              ========   =========  =========

         BORROWINGS. Historically, the Savings Bank has relied on repurchase agreements as a source of borrowings to finance the purchase of investment securities. Funding for lending activities has been provided from deposits and borrowings from the FHLB-Atlanta. Under repurchase agreements, the Savings Bank "sells" securities (generally U.S. Treasury securities and federal agency obligations and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. Repurchase agreements are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. The Savings Bank had no repurchase agreements outstanding at September 30, 1998.

         The Savings Bank has issued retail and commercial repurchase agreements and would consider issuing them again in the future in an appropriate interest rate environment. Under commercial repurchase agreements, the Savings Bank sells the investment security to broker dealers who may then loan the security to other parties in the normal course of operations. Commercial repurchase agreements generally mature within 90 days from the date of the transaction.

         Advances from the FHLB are typically secured by the Savings Bank's first mortgage loans. At September 30, 1998, the Savings Bank was eligible to borrow up to $75.0 million from the FHLB-Atlanta. The Savings Bank had FHLB advances of $56.0 million outstanding at September 30, 1998. See Note 9 of Notes to Consolidated Financial Statements.

         The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution.

         The following table sets forth certain information regarding borrowings by the Savings Bank at the end of and during the periods indicated:

                                                                    At September 30,
                                                               -----------------------------
                                                                  1998      1997      1996
                                                               ---------  --------  --------
Weighted average rate paid on:
  FHLB-Atlanta advances......................................      5.03%     6.24%     5.30%

                                                                 Years Ended September 30,
                                                                ---------------------------
                                                                 1998      1997      1996
                                                                -------   -------   -------
                                                                   (Dollars in Thousands)
Maximum amount of borrowings outstanding at any month end:
 Securities sold under agreements to repurchase..............   $20,185   $    --   $    --
 FHLB-Atlanta advances.......................................    61,784    15,000    19,000

Approximate average borrowings outstanding with respect to:
 Securities sold under agreements to repurchase..............    17,912        --        --
 FHLB-Atlanta advances.......................................    40,241    23,951    12,531

Approximate weighted average rate paid on:
 Securities sold under agreements to repurchase..............      5.61%       --        --
 FHLB-Atlanta advances.......................................      5.54%     5.75%     5.24%

COMPETITION

         Anderson and Oconee Counties have a relatively large number of financial institutions, many of which are branches of large southeast regional financial institutions, and thus the Savings Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities and mutual funds. The Savings Bank's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, finance companies, mortgage banking companies and mortgage brokers.

SUBSIDIARY ACTIVITIES

         The Savings Bank had an ownership interest in three service corporations at September 30, 1998. Under OTS regulations, the Savings Bank is authorized to invest up to 3% of its assets in service corporations, with amounts in excess of 2% only if used primarily for community purposes. At September 30, 1998, the Savings Bank's net investment of approximately $2.8 million in its service corporations did not exceed this investment authority.

         The Savings Bank has three service corporations: United Service Corporation of Anderson, Inc. ("United Service"), United Investments Services, Inc. ("United Investments") and Mortgage First Service Corporation ("Mortgage First").

         United Service is a wholly-owned subsidiary of the Savings Bank. At September 30, 1998, United Service had assets of $2.3 million. United Service is involved in the following residential and commercial real estate development projects:

         Perpetual Square.   A 33-acre commercial development in Anderson County
purchased in January 1996 for a purchase price of $970,000. The purchase price and infrastructure improvement costs (i.e., installation of roads, utilities, etc.) were financed by a loan from the Savings Bank that had an outstanding balance of $210,000 at September 30, 1998. As of September 30, 1998, approximately fourteen acres have been sold and the Savings Bank had one loan of $227,000 outstanding to one purchaser. In October 1997, the Savings Bank established a branch office at this location. See "-- Properties." At September 30, 1998, the Savings Bank's net investment in this project was approximately $601,000.

         The Meadows Development. A 99-acre residential subdivision consisting of approximately 108 lots located in Anderson County purchased in October 1996 for a purchase price of $600,000. The purchase price and infrastructure improvement costs were financed by a loan from the Savings Bank that had an outstanding balance of $976,000 at September 30, 1998. The Savings Bank has entered into a contractual agreement with the local office of a national realtor to market the subdivision lots, and marketing began in September 1997. The realtor has no investment in the project. As of September 30, 1998, 30 lots were sold and the Savings Bank had outstanding loans to purchasers totaling $403,000. At September 30, 1998, the Savings Bank's net investment in this project was approximately $856,000.

         Ashton Place Subdivision. A 24-acre multi-family housing development consisting of 44 lots located in Anderson County purchased in January 1996 for a purchase price of $164,000. The purchase price and infrastructure improvement costs were financed by a loan from the Savings Bank that had been paid off as of September 30, 1998. The lots are being developed in four phases of 11 lots each. As of September 30, 1998, 38 lots have been sold and six lots remain unsold in phase IV. At September 30, 1998, the Savings Bank had loans outstanding to purchasers totaling $127,000. At September 30, 1998, the Savings Bank's net investment in this project was approximately $123,000.

         North Park. A 57-acre industrial park located in Anderson County purchased in June 1996 at a purchase price of $248,000. The purchase price and infrastructure improvement costs were financed by a loan from the Savings Bank that had an outstanding balance of $94,000 as of September 30, 1998. As of September 30, 1998, 13 acres had been sold and the Savings Bank had outstanding loans to purchasers totaling $754,000, all of which were permanent mortgage loans. At September 30, 1998, the Savings Bank's net investment in this project was approximately $330,000.

         United Investments, a wholly-owned subsidiary of United Service, offers full service brokerage services. On a consolidated basis United Service and United Investments had net income of $183,000 for the year ended September 30, 1998.

         Mortgage First is a wholly-owned subsidiary of the Savings Bank. In August 1996, Mortgage First made a $400,000 equity investment in a start-up regional mortgage banking company known as "First Trust Mortgage Corporation of the South" ("First Trust"), with offices in Rock Hill, Columbia, Clemson and Greenville, South Carolina. During the year ended September 30, 1998, First Trust closed 1,285 loans totaling $172.9 million.

         The Savings Bank has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Purchases and Sales and Servicing." All loans are purchased from First Trust subject to the Savings Bank's underwriting standards. The Savings Bank intends to purchase at least $1.8 million of loans from First Trust monthly. At September 30, 1998, the Savings Bank's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to the amount of its equity investment through Mortgage First. The Savings Bank, either directly or through Mortgage First, may undertake future additional financial commitments that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans or understandings at present. The Savings Bank recorded a gain of approximately $187,000 related to First Trust's operations for the year ended September 30, 1998. Robert W. Orr, President and Chief Executive Officer of the Company and the Savings Bank, and Barry C. Visioli, Senior Vice President of the Company and the Savings Bank, are directors of First Trust.

PERSONNEL

         As of September 30, 1998, the Savings Bank had 93 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees are good.

                                   REGULATION

GENERAL

         The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Bank and its operations.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $3.3 million at September 30, 1998. Among other benefits, the FHLB-Atlanta provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

         FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

         The Savings Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

         Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

         LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

         PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

         An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

         At September 30, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Savings Bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Savings Bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Savings Bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Savings Bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

         Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets,
(ii) property used by the savings institution to conduct its business, and
(iii) liquid assets up to 20% of the institution's total assets.  At
September 30, 1998, the Savings Bank was in compliance with the QTL test.

         CAPITAL REQUIREMENTS. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

         OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.
See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

         Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

         Savings associations must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

         The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the Savings Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Savings Bank's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

          LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

          A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the Savings Bank is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

          The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

          LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Savings Bank's regulatory limit on loans to one borrower was $7.4 million. At September 30, 1998, the Savings Bank's largest aggregate amount of loans to one borrower was $4.0 million.

          ACTIVITIES OF ASSOCIATIONS AND THEIR SUBSIDIARIES. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the Savings Bank controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

          The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the Savings Bank or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

          TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings
association were a Federal Reserve member bank.   A savings and loan holding
company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

          Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

          COMMUNITY REINVESTMENT ACT. Savings associations are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

          HOLDING COMPANY ACQUISITIONS. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

          HOLDING COMPANY ACTIVITIES. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

          QUALIFIED THRIFT LENDER TEST. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.


                                    TAXATION

FEDERAL TAXATION

          GENERAL. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements.

          BAD DEBT RESERVE. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

          The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" Savings Bank (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

          DISTRIBUTIONS. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

          CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

          DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

STATE TAXATION

          DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

AUDITS

          There have not been any Internal Revenue Service audits of the Bank's Federal income tax returns or audits of the Bank's state income tax returns during the past five years.

ITEM 2.  PROPERTIES
-------  ----------

          The following table sets forth certain information relating to the Savings Bank's offices as of September 30, 1998. All offices are owned by the Savings Bank except as noted in the table.

                                                                         Lease
                              Year         Owned or      Square        Expiration
Location                     Opened        Leased        Footage         Date
--------                    --------       ------        -------        -------
Main Office:

907 N. Main Street              1979        Owned           50,000           --
Anderson, South Carolina

                                                                         Lease
                              Year         Owned or      Square        Expiration
Location                     Opened        Leased        Footage         Date
--------------------------  --------       ------        -------        -------
Branch Offices:

104 Whitehall Road              1975     Building owned    2,000        December 31, 2004, with
Anderson, South Carolina                 Land leased                    two renewal options for ten
                                                                        years each

2821 South Main Street          1976     Building owned    2,500        April 30, 2000, with five
Anderson, South Carolina                 Land leased                    renewal options for five years
                                                                        each

Perpetual Square                1997     Owned             2,700             --
SC Highway 81
Anderson, South Carolina

Northtowne                      1994     Owned             2,800             --
3898 Liberty Highway
Anderson, South Carolina

1007 By-Pass 123                1996     Owned             2,900             --
Seneca, South Carolina

     The Savings Bank has an in-house computer system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. See the information under the caption entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Year 2000 Issues" in the 1998 Annual Report to Stockholders for information regarding the Company's Year 2000 program.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
MATTERS
-------

         The information contained under the section captioned "Common Stock Information" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The information contained under the section captioned "Selected Consolidated Financial Data" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

         The information contained in the section captioned "Market Risk and Asset and Liability Management" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         (a)   Financial Statements
               Independent Auditors' Report*
               Consolidated Statements of Financial Condition as of
                September 30, 1998 and 1997
               Consolidated Statements of Income for the Years Ended
                September 30, 1998, 1997 and 1996
               Consolidated Statements of Stockholders' Equity for the Years
                Ended September 30, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1998, 1997 and 1996
               Notes to the Consolidated Financial Statements*

         * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         The information contained in the Company's Current Report on Form 8-K filed on May 26, 1998, as amended on June 3, 1998, is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT
-------- -----------------------------------------------

  The following table sets forth certain information regarding the executive officers of the Company.

Name                               Age(1)  Position
----                               ------  --------
Harold A. Pickens, Jr.              65     Chairman of the Board
Robert W. "Lujack" Orr              50     President, Managing Officer and a Director
Thomas C. Hall                      51     Treasurer and Chief Financial Officer
Barry C. Visioli                    50     Senior Vice President
Sylvia B. Reed                      58     Corporate Secretary

  The following table sets forth certain information regarding the executive officers of the Savings Bank.

Name                               Age(1)  Position
----                               ------  --------
Thomas C. Hall                      51     Senior Vice President and Treasurer
Barry C. Visioli                    50     Senior Vice President
Sylvia B. Reed                      58     Corporate Secretary
---------------------------

(1)  As of September 30, 1998.

     Harold A. "Drew" Pickens, Jr. is the owner of Harold A. Pickens and Sons, Inc., with which he has been affiliated since 1956.

     Robert W. "Lujack" Orr has been employed by the Savings Bank since 1974 and has held a variety of positions, such as Senior Vice President/Funds Acquisition and Executive Vice President, prior to assuming his current position as President and Managing Officer on January 1, 1991. Mr. Orr is a director of First Trust, the mortgage banking company in which a service corporation subsidiary of the Savings Bank has an equity investment.

     Thomas C. Hall has been employed by the Savings Bank since 1975 and currently serves as Senior Vice President, Treasurer and Chief Financial Officer responsible for areas of accounting, investments, data processing and deposits.

     Barry C. Visioli has been affiliated with the Savings Bank since 1973. Mr. Visioli serves as Senior Vice President and is responsible for Lending Operations. Mr. Visioli is a director of First Trust, the mortgage banking company in which a service corporation subsidiary of the Savings Bank has an equity investment.

     Sylvia B. Reed joined the Savings Bank in 1986 and currently serves as Corporate Secretary.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (b)  Security Ownership of Management

          The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (c)  Changes in Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

          3.1  Certificate of Incorporation of SouthBanc Shares, Inc.
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 (File No. 333-42517))
          3.2  Bylaws of SouthBanc Shares, Inc. (incorporated by reference to
               Exhibit 3.2 to the Company's Registration Statement on Form S-1
               (File No. 333-42517))
          10.1 Employment Agreement with Robert W. Orr (incorporated by reference to the Company's Form 10-Q for the quarter ended
               March 31, 1998)
          10.2 Employment Agreement with Thomas C. Hall (incorporated by reference to the Company's Form 10-Q for the quarter ended
               March 31, 1998)
          10.3 Employment Agreement with Barry C. Visioli (incorporated by reference to the Company's Form 10-Q for the quarter ended
               March 31, 1998)
          10.4 1998 Stock Option Plan (incorporated by reference to the
               Company's Annual Meeting Proxy Statement dated December 18, 1998)
          10.5 1998 Management Development and Recognition Plan (incorporated by reference to the Company's Annual Meeting Proxy Statement dated
               December 18, 1998)
          13   Annual Report to Stockholders
          21   Subsidiaries of the Registrant
          27   Financial Data Schedule
          99.1 Independent Auditor's Report of KPMG Peat Marwick, LLP

     (b) The Company filed a Current Report on Form 8-K on September 28, 1998 to report the establishment of an additional loss reserve, as of September 30, 1998, with respect to an equity investment in a limited partnership that invests in mortgage servicing rights.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOUTHBANC SHARES, INC.

Date: December 29, 1998              By: /s/ Robert W. Orr
                                        --------------------------------------
                                        Robert W. Orr
                                        President and Managing Officer
                                        (Duly Authorized Representative)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert W. Orr                 By: /s/ Thomas C. Hall
   -------------------------------      ---------------------------------------
   Robert W. Orr                          Thomas C. Hall
   President and Managing Officer         Senior Vice President and Treasurer
   (Principal Executive Officer)          (Principal Financial and
                                          Accounting Officer)

Date: December 29, 1998               Date:  December 29, 1998


By: /s/ Harold A. Pickens, Jr.        By: /s/ Cordes G. Seabrook, Jr.
   -------------------------------      --------------------------------------
   Harold A. Pickens, Jr.                 Cordes G. Seabrook, Jr.
   Chairman of the Board                  Director

Date: December 29, 1998               Date:  December 29, 1998


By: /s/ Martha S. Clamp               By: /s/ Jim Gray Watson
   -------------------------------      --------------------------------------
   Martha S. Clamp                        Jim Gray Watson
   Director                               Director

Date: December 29, 1998               Date:  December 29, 1998


By: /s/ Jack F. McIntosh              By: /s/ Richard C. Ballenger
   -------------------------------      ---------------------------------------
   Jack F. McIntosh                       Richard C. Ballenger
   Director                               Director

Date: December 29, 1998              Date:  December 29, 1998

By: /s/  F. Stevon Kay
   -------------------------------
   F. Stevon Kay
   Director

Date: December 29, 1998