Form 10-Q
period 1998-12-31
SOUTHBANC SHARES INC
filed 1999-02-17
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20052

          __________________________________________________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998
                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number  0-23751
                                                -------
   ________________________________________________________________________

                            SouthBanc Shares, Inc.
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                              58-2361245
        -------------                           ----------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)               identification no.)

                              907 N. Main Street
                        Anderson, South Carolina 29621
                        ------------------------------
                   (Address of Principal Executive Offices)

                                  (Zip Code)

                           (8 6 4 ) 2 2 5 - 0 2 4 1
                           ------------------------
             (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes  __X__                         No  ______

$0.01 par value of common stock                     3,553,951
-------------------------------                     ---------
        (Class)                              (Outstanding at December 31, 1998)

                     SouthBanc Shares, Inc. and Subsidiary

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

Item 1.     Financial Statements
            Consolidated Balance Sheets as of December 31, 1998 and
               September 30, 1998 (unaudited)...................................   3
            Consolidated Statements of Income for the Three Months Ended
               December 31, 1998, and the Three Months Ended December 31, 1997
               (unaudited)......................................................   4
            Consolidated Statements of Stockholders' Equity
               for the Year Ended September 30, 1998 and
               the Three Months Ended December 31, 1998 (unaudited).............   5
            Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 1998 and 1997 (unaudited).....................   6
            Notes to Consolidated Financial Statements (unaudited)..............   8

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations for the Three Months Ended
                December 31, 1998 and 1997......................................  10
                Liquidity and Capital Resources.................................  12
                Capital Compliance..............................................  13
                Impact of New Accounting Pronouncements.........................  14
                Effect of Inflation and Changing Prices.........................  15
                Year 2000 Considerations........................................  15

Item 3.     Market Risk Disclosure..............................................  17

Part II     Other Information
            Items:
            1.  Legal Proceedings...............................................  18
            2.  Changes in Securities and Use of Proceeds.......................  18
            3.  Defaults Upon Senior Securities.................................  18
            4.  Submission of Matters to a Vote of Senior Holders...............  18
            5.  Other Materially Important Events...............................  18

            Signatures..........................................................  19


                     SouthBanc Shares, Inc. and Subsidiary
                    Consolidated Balance Sheets (Unaudited)


Item I - Financial Statements
                                                                        December 31,           September 30,
-------------------------------------------------------------------------------------------------------------
                                                                            1998                   1998
-------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                               $13,793,361             $21,197,419
Investment securities available for sale (amortized
    cost of $25,177,902 at December 31, 1998,
    $23,242,091 at September 30, 1998                                    25,270,889              23,300,684
Federal Home Loan Bank stock, at cost                                     3,450,000               3,289,200
Mortgage-backed securities available for sale
    (amortized cost of $70,430,886 at
    December 31, 1998, and $73,719,144 at
    September 30, 1998                                                   70,591,893              73,933,292
Loans receivable, (net of allowance for loan losses of
    $2,446,824 at December 31, 1998, and
    $2,374,044 at September 30, 1998)                                   234,387,263             219,896,116
Investment in limited partnership                                           825,373                 825,373
Real estate acquired in settlement of loans                                 169,901                  88,965
Real estate held for development                                          1,775,091               1,909,394
Premises and equipment, net                                               6,182,733               6,350,491
Accrued interest receivable
    Loans receivable                                                      1,769,782               1,697,058
    Mortgage-backed and other securities                                    528,301                 527,823
Cash surrender value of life insurance                                    7,569,649               7,473,136

Other                                                                     4,342,477               2,039,982
                                                                     --------------          --------------
              Total Assets                                             $370,656,713            $362,528,933
                                                                     ==============          ==============

Liabilities and Stockholders' Equity
Deposits                                                               $217,378,595            $207,790,775
Advances from the Federal Home Loan Bank ("FHLB")                        61,000,000              56,000,000
Securities sold under agreements to repurchase                           20,173,992              20,173,933
Other borrowings                                                          7,000,000                       -
Advance payments by borrowers for property taxes and
     insurance                                                              117,137                 333,681
Accrued interest payable                                                  1,388,791               1,418,770
Accrued expenses and other liabilities                                    2,869,090               2,404,448
                                                                     --------------          --------------
              Total Liabilities                                         309,927,605             288,121,607
                                                                     --------------          --------------

Commitments and contingencies - Note 17

Stockholders' Equity
--------------------
Common stock ($0.01 par value; authorized 7,500,000
    shares; issued and outstanding 3,553,951 shares at
    December 31, 1998.  $1.00 par value; authorized
    7,500,000 shares; issued and outstanding 4,306,410
    shares at September 30, 1998)                                            43,077                  43,064
Additional paid-in capital                                               57,505,597              57,470,324
Retained earnings, restricted                                            19,295,962              18,154,380
Treasury stock - at cost (753,710 shares)                               (14,921,186)                      -
Accumulated other comprehensive income, net                                 171,798                 180,009
Indirect guarantee of ESOP debt                                            (688,917)               (711,140)
Deferred compensation for Management
    Recognition Plan (MRP)                                                 (677,223)               (729,311)
                                                                     --------------          --------------
              Total stockholders' equity                                 60,729,108              74,407,326
                                                                     --------------          --------------
              Total liabilities and stockholders' equity               $370,656,713            $362,528,933
                                                                     ==============          ==============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Income (Unaudited)


                                                    For the Three Months Ended
                                                           December 31,
-----------------------------------------------------------------------------------
                                                  1998                      1997
-----------------------------------------------------------------------------------
Interest Income:
 Loans                                         $4,713,164                $4,037,418
 Mortgage-backed securities                     1,171,238                   673,518
 Other investments                                634,745                   361,674
                                               ----------                ----------
   Total interest income                        6,519,147                 5,072,610
                                               ----------                ----------

Interest expense:
 Interest on deposits:
   Transaction accounts                           264,569                   153,221
   Passbook accounts                              155,469                   155,090
   Certificate accounts                         1,837,934                 2,002,210
                                               ----------                ----------
   Total interest on deposits                   2,257,972                 2,310,521

 Interest on borrowings                         1,075,078                   430,858
                                               ----------                ----------
   Total interest expense                       3,333,050                 2,741,379
                                               ----------                ----------

Net interest income                             3,186,097                 2,331,231
Provision for loan losses                          80,000                    88,000
                                               ----------                ----------
Net interest income after provision for
 loan losses                                    3,106,097                 2,243,231
                                               ----------                ----------
Other income:
 Loan and deposit account service charges         878,783                   469,296
 Gain (Loss) on sale of investments               292,035                         -
 Gain (Loss) on sale of real estate acquired
   in settlement of loans                          (1,794)                   (6,658)
 Gain (Loss) on sale of loans, net                 48,741                    11,623
 Gain (Loss) on sale of real estate held
   for development                                 36,172                         -
 Other                                            250,587                   244,667
                                               ----------                ----------
   Total other income                           1,504,524                   718,928
                                               ----------                ----------

General and administrative expenses:
 Salaries and employee benefits                 1,150,068                 1,094,055
 Occupancy                                        119,522                   114,026
 Furniture and equipment expense                  264,241                   211,098
 FDIC insurance premiums                           29,188                    30,265
 Advertising                                       43,243                    60,138
 Data processing                                  109,457                    96,718
 Office supplies                                   46,783                    67,090
 Other                                            356,405                   326,141
                                               ----------                ----------
   Total general and administrative             2,118,907                 1,999,531
                                               ----------                ----------

Income before income taxes                      2,491,714                   962,628
Income taxes                                      869,790                   327,412
                                               ----------                ----------
Net income                                     $1,621,924                  $635,216
                                               ==========                ==========

Basic earnings per share                            $0.40                     $0.15
                                               ==========                ==========
Diluted earnings per share                          $0.39                     $0.14
                                               ==========                ==========
Weighted average shares outstanding:
 Basic                                          4,061,389                 4,302,763
                                               ==========                ==========
 Diluted                                        4,154,804                 4,404,320
                                               ==========                ==========


See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                Consolidated Statements of Stockholder's Equity
    Year Ended September 30, 1998, and Three Months Ended December 31, 1998
                                  (Unaudited)


                                                                          Accumulated             Indirect
                                                                             Other                Guarantee  Deferred
                                                  Additional    Retained  Comprehensive              of     Compensation
                                Common     Common   Paid-in     Earnings     Income      Treasury   ESOP       for        Total
                                Shares     Stock    Capital    Restricted  Net of Taxes   Stock     Debt       MRP
                               --------- --------- ----------- ----------- ------------  -------- --------- ----------- ---------
Balance at September 30, 1997  1,508,873 $1,508,873 $11,651,917 $18,381,766  $188,423           $0  $(804,024) $(325,212)$30,601,743

Net income                                                       1,262,043                                                 1,262,043
Other comprehensive income
   unrealized gain on
   securities, net                                                           (8,414)                                         (8,414)
                                                                           --------                                       ---------
Total other comprehensive
   income                                                                    (8,414)                                         (8,414)

Comprehensive income                                                                                                      1,253,629

Exercise of stock options         1,317     1,317      31,937                                                                33,254
Reduction of ESOP debt                                                                                92,884                 92,884
ESOP expense                                          187,592                                                               187,592
Purchase of common stock
   for MRP                                                                                                     (616,558)   (616,558)
Earned portion of MRP                                                                                           212,459     212,459
Dividends on common stock                                      (1,489,429)                                               (1,489,429)
Sale of common stock (less
   offering expenses of
   $1,494,488)                2,281,312    22,813  44,108,939                                                            44,131,752
Par Value                       514,908(1,489,939)  1,489,939

Balance at September 30, 1998 4,306,410    43,064  57,470,324  18,154,380   180,009            $0   (711,140)  (729,311) 74,407,326
                              ========= =========  ==========  ==========  ========      ========  =========   ========  ==========
Net income                                                      1,621,924                                                 1,621,924
Other comprehensive income
   unrealized gain on
   securities, net                                                           (8,211)                                         (8,211)
                                                                           --------                                      ----------
Total other comprehensive
   income                                                                    (8,211)
Comprehensive income                                                                                                      1,613,713

Exercise of stock options         1,251        13      11,071                                                                11,084
Reduction of ESOP debt                                                                                22,223                 22,223
ESOP expense                                           39,871                                                                39,871
Earned portion of MRP                                                                                            52,088      52,088
Dividends on common stock                                        (480,342)                                                 (480,342)
Offering expenses for the
   sale of common stock                               (15,669)                                                              (15,669)
Purchase of Treasury Stock     (753,710)                                              (14,921,186)                      (14,921,186)

Balance at December 31, 1998  3,553,951   $43,077 $57,505,597 $19,295,962  $171,798  $(14,921,186) $(688,917) $(677,223)$60,729,108
                              ========= =========  ==========  ==========  ========   ===========  =========  =========  ==========


                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                Three Months Ended December 31, 1998, and 1997 (Unaudited)

-----------------------------------------------------------------------------------------
                                                        1998                      1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $ 1,621,924               $ 635,216
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                       216,053                 199,787
     Amortization (accretion), net                     (242,280)               (130,064)
     Provision for loan losses                           80,000                  88,000
     (Earnings) on investment in limited
       partnership                                           --                 (64,770)
     (Gain) on sale of investments, net                (292,035)                     --
     Loss on sale of real estate                          1,794                   6,658
     (Gain) on sale of loans, net                       (48,741)                (11,623)
     (Gain) on sale of real estate held for
       development                                      (36,172)                     --
     Deferred compensation                               91,959                  93,880
     Increase in accrued interest
       receivable and other assets                   (2,375,697)               (658,336)
     Increase (Decrease) in other liabilities           434,663                 (81,780)
                                                    -----------               ---------
       Net cash provided by operating activities       (548,532)                 76,968
                                                    -----------               ---------

Cash flows from investing activities:
 Increase in loans receivable, net                     (536,209)             (5,174,435)
 Purchases of loans receivables                     (15,824,441)            (10,165,000)
 Purchases of morgage-backed securities              (9,929,696)            (27,866,667)
 Purchases of investment securities                  (3,337,004)             (6,090,000)
 Purchases of FHLB stock                               (160,800)               (213,500)
 Purchases of premises and equipment                    (48,295)               (507,503)
 Sales of loans receivable                            1,666,037               3,991,100
 Proceeds from redemption of FHLB stock                      --                 163,500
 Principal repayments on mortgage-backed
    securities                                       13,150,723               1,567,960
 Proceeds from maturities of investment securities           --               1,952,000
 Proceeds from sale of investment securities,
    available for sale                                1,911,563                      --
 Proceeds from sale of real estate owned                 83,055                  99,731
 Proceeds from sale of real estate held for
    development                                         327,589                 249,888
 Capital improvements of real estate held for
    development                                        (134,409)               (238,606)
                                                    -----------             -----------
       Net cash used in investing activities        (12,831,887)            (42,231,532)
                                                    -----------             -----------



                                   Continued

                     SouthBanc Shares, Inc. and Subsidiary

                 Consolidated Statements of Income (Unaudited)

                Three Months Ended December 31, 1998, and 1997 (Unaudited)

----------------------------------------------------------------------------------------------
                                                             1998                      1997
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Increase in deposit accounts                              9,587,820               1,556,454
 Proceeds from FHLB Advances                              38,000,000              30,000,000
 Repayment of FHLB Advances                              (33,000,000)            (11,000,000)
 Proceeds from securities sold under agreements
     to repurchase                                                59              20,000,000
 Purchase of Treasury stock                              (14,921,186)                     --
 Proceeds from other borrowings                            7,000,000                      --
 Payment of stock offering costs                             (15,669)                     --
 Purchase of stock for MRP                                        --                (616,558)
 Repayments of ESOP loan                                      22,223                  24,219
 Dividends paid on common stock                             (480,342)               (248,212)
 Decrease in advance payments by borrowers
   for property taxes and insurance                         (216,544)               (234,077)
                                                           ---------              ----------
     Net cash provided by financing activities             5,976,361              39,481,826

Net increase (decrease) in cash and cash equivalents      (7,404,058)             (2,672,738)

Cash and cash equivalents, beginning of year              21,197,419              13,499,332
                                                         -----------             -----------
Cash and cash equivalents, end of year                   $13,793,361             $10,826,594
                                                         ===========             ===========
Supplemental disclosures:
 Cash paid during the year for
   Interest                                              $3,303,071               $2,470,283
                                                         ==========               ==========
   Taxes                                                   $580,000                   $9,000
                                                         ==========               ==========
Noncash investing activities:
 Additions to real estate acquired in
   settlement of loans                                     $172,207                  $83,932
                                                         ==========               ==========
 Loans receivable exchanged for mortgage-backed
   securities                                                    --                       --
                                                         ==========               ==========
 Change in unrealized net gain (loss) on
   securities available for sale, net of tax                 $8,211                 $119,207
                                                         ==========               ==========
 Increase (decrease) in Employee Stock
   Ownership Plan debt guaranteed by the Bank               $22,223                  $24,219
                                                         ==========               ==========



See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation
     ---------------------

        The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the entire year.

2.   Principles of Consolidation
     ---------------------------

        These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements and related notes for the year ended September 30, 1998, of SouthBanc Shares, Inc. ("Company"). The accompanying unaudited consolidated financial statements include the accounts of the Company, the Savings Bank and the Savings Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services.

        United Service Corporation is a wholly-owned subsidiary of the Savings Bank. At December 31, 1998, United Service had assets of $2.4 million. United Service is involved in two residential and two commercial real estate development projects.

        All significant intercompany items and transactions have been eliminated in consolidation.

3.  Payment of Dividends
    --------------------

        The payment of dividends by the Company depends primarily on the ability of the Savings Bank to pay dividends to the Company. The payment of dividends by the Savings Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the capital of the Savings Bank to be reduced below regulatory capital requirements imposed by the OTS or below the liquidation account established by the Savings Bank in connection with the conversion of the Savings Bank's former mutual holding company (SouthBanc Shares, M.H.C.) from the mutual to stock form of organization.

        The Company's Board of Directors declared a cash dividend of $.12 per share to its shareholders during the quarter ended December 31, 1998, payable to shareholders of record as of January 4, 1999.

4.  Earnings Per Share
    ------------------

        In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of

    ------------------------------

        basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. Accordingly, all prior period earnings per share have been restated for SFAS No. 128.



                                                          QUARTERS ENDED
                                                            DECEMBER 31
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------

     Basic weighted average shares outstanding          4,061,389  4,302,763

     Plus stock option incremental shares considered
     outstanding for diluted EPS calculations              93,415    101,557
                                                        ---------  ---------

     Diluted Weighted Average Shares Outstanding        4,154,804  4,404,320



     RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                     FOR THE QUARTER ENDED DECEMBER 31, 1998
                                     ---------------------------------------

                                       INCOME         SHARE      PER SHARE
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                     -----------  -------------  ----------

     BASIC EPS                        $1,621,924      4,061,389       $0.40

     Effect of Diluted Securities
     Stock Options                             0         93,415
                                      ----------      ---------

     Diluted EPS                      $1,621,924      4,154,804       $0.39



                                      FOR THE QUARTER ENDED DECEMBER 31, 1997
                                      ---------------------------------------

                                       INCOME         SHARE      PER SHARE
                                     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                     -----------  -------------  ---------

     BASIC EPS                          $635,216      4,302,763      $0.15

     Effect of Diluted Securities
     Stock Options                             0        101,557
                                        --------      ---------

     Diluted EPS                        $635,216      4,404,320       $0.14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1998 and September 30, 1998

Total assets increased 2.26% or $8.2 million to $370.7 million at December 31, 1998, from $362.5 million at September 30, 1998, as a result of an increase in loans receivable and investment securities available for sale. Loans receivable increased 6.59% or $14.5 million to $234.4 million at December 31, 1998, from $219.9 million at September 30, 1998. The increase in loans receivable resulted from growth in first mortgage residential which increased $9.4 million to $140.5 million at December 31, 1998, from $131.1 million at September 30, 1998, and commercial real estate which increased $5.6 million to $40.7 million at December 31, 1998, from $35.1 million at September 30, 1998.

Cash and cash equivalents decreased 34.91% or $7.4 million to $13.8 at December 31, 1998, from $21.2 million at September 30, 1998. These funds were used to fund the common stock repurchase program. The Company received regulatory approval to repurchase up to 26.53% (or 1,141,523 shares) of its outstanding shares of common stock. The repurchases commenced on November 2, 1998, and are expected to be completed by April 14, 1999.

Investment securities available-for-sale increased 8.58% or $2.0 million to $25.3 million at December 31, 1998, from $23.3 million at September 30, 1998. The Company purchased $3.3 million of a Federal Home Loan Mortgage Corporation note yielding 6.10%, callable in February 1999, maturing in November 2003, and sold $1.9 million of an equity investment.

Mortgage-backed securities available-for-sale decreased 4.46% or $3.3 million to $70.6 million at December 31, 1998, from $73.9 million at September 30, 1998. The Company purchased $2.0 million of a collateralized mortgage obligations with a fixed coupon of 7.00% and purchased $8.0 million of a Government National Mortgage Association fixed rate mortgage-backed security with a coupon of 7.00% maturing in thirty years.

Real estate held for development decreased $134,000 to $1.8 million at December 31, 1998, from $1.9 million at September 30, 1998. United Service Corporation sold fifteen single-family residential lots in The Meadows Subdivision at a cost of $262,000. Nine lots remain available for sale in Phase I in The Meadows residential subdivision.

Other assets increased $2.3 million to $4.3 million at December 31, 1998, from $2.0 million at September 30, 1998. The sale of the $1.9 million equity security was settled in January 1999.

Deposits increased 4.62% or $9.6 million to $217.4 million at December 31, 1998, from $207.8 million at September 30, 1998. Non interest bearing checking accounts increased 4.61% or $700,000 to $15.9 million at December 31, 1998, from $15.2 million at September 30, 1998. Interest bearing checking accounts increased 21.79% or $7.8 million to $43.6 million at December 31, 1998, from $35.8 million at September 30, 1998. Saving statement accounts decreased 3.17% or $0.8 million to $24.4 million at December 31, 1998, from $25.2 million at September 30, 1998. Certificates of deposits increased 1.44% or $1.9 million to $133.5 million at December 31, 1998, from $131.6 million at September 30, 1998.

Advances from the Federal Home Loan Bank increased 8.93% or $5.0 million to $61.0 million at December 31, 1998, from $56.0 million at September 30, 1998. The advances were used to fund loan originations and loan purchases from Mortgage First Service Corporation, a subsidiary of the Savings Bank.

Other borrowings were $7.0 million at December 31, 1998. The Company pledged $7.0 million of investment securities available-for-sale as collateral for the other borrowings. The proceeds of the other borrowings were used to fund the common stock repurchase program.

Stockholders equity decreased 18.41% or $13.7 million to $60.7 million at December 31, 1998, from $74.4 million at September 30, 1998. Common stock repurchased through the common stock repurchase program is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account, which was $14.9 million at December 31, 1998. Through December 31, 1998, 753,710 shares had been repurchased at a cost of $14.9 million. Retained income was offset by dividends paid in the amount of $480,342.


Comparison of Operating Results for the Three Months Ended December 31, 1998, and 1997

Net Income
----------

Net income for the three months ended December 31, 1998, increased 155.43% to $1,622,000 or $0.40 basic earnings per share and $0.39 diluted earnings per share, compared to $635,000 or $0.15 basic earnings per share and $0.14 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income increased $855,000 to $3,186,000 for the three months ended December 31, 1998, from $2,331,000 for the three months ended December 31, 1997. Total interest income increased 28.50% or $1,446,000 to $6,519,000 for the three months ended December 31, 1998, from $5,073,000 for the three months ended December 31, 1997, due primarily to a higher average balance of outstanding loans which increased $48.3 million or 25.80% to an average of $235.5 million for the three months ended December 31, 1998, from $187.2 million for the three months ended December 31, 1997. Interest income on mortgage-backed securities increased 73.74% or $497,000 to $1,171,000 for the three months ended December 31, 1998, from $674,000 for the three months ended December 31, 1997, as the average balance of mortgage-backed securities increased 78.43% or $32.3 million and interest income on other investments increased 75.50% or $273,071 as the average balance of investment securities and interest bearing deposits increased 81.96% or $17.6 million.

Interest Expense
----------------

Interest expense on deposits increased 2.29% or $53,000 to $2,258,000 for the three months ended December 31, 1998, from $2,311,000 for the three months ended December 31, 1997, as the average cost of deposits decreased to 4.24% for the three months ended December 31, 1998, from 4.59% for the three months ended December 31, 1997, and the average outstanding balance increased 5.79% or $11.7 million. Interest on borrowings increased 149.42% or $644,000 to $1,075,000 for the three months ended December 31, 1998, from $431,000 for the three months ended December 31, 1997, as the average borrowings increased 185.15% or $56.1 million to $86.4 million for the three months ended
December 31, 1998, from $30.3 million for the three months ended December 31, 1997.

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

The provision for loan losses decreased 9.09% or $8,000 to $80,000 for the three months ended December 31, 1998, from $88,000 for the three months ended
December 31, 1997. At December 31, 1998, the allowance for loan losses was 1.03% compared to 1.07% at September 30, 1998.

Other Income
------------

Total other income increased 109.32% or $786,000 to $1,505,000 for the three months ended December 31, 1998, from $719,000 for the three months ended December 31, 1997. Loan and deposit service charges increased $410,000 to $879,000 from $469,000 for the three months ended December 31, 1997, as a result of an increase in the number of checking accounts and changes to the fee structure of deposit accounts. Gain on sale of investments was $292,000 for the three months ended December 31, 1998, from the profit of the sale of an equity investment compared to no gain or loss for the three months ended December 31, 1997. Gain or loss on sale of real estate acquired in settlement of loans was a loss of $2,000 for the three months ended December 31, 1998, compared to a loss of $7,000 for the three months ended December 31, 1997.

Gain on sale of loans was $49,000 for the three months ended December 31, 1998, compared to $12,000 for the three months ended December 31, 1997. Gain on sale of real estate held for development was $36,000 for the three months ended December 31, 1998, as fifteen residential lots were sold by the United Service Corporation in The Meadows residential subdivision compared to no sales for the three months ended December 31, 1997. Other income increased $6,000 to $251,000 for the three months ended December 31, 1998, compared to $245,000 for the three months ended December 31, 1997.

General and Administrative Expense
----------------------------------

General and administrative expenses increased 5.95% or $119,000 to $2,119,000 for the three months ended December 31, 1998, from $2,000,000 for the three months ended December 31, 1997. Salaries and employee benefits increased 5.12% or $56,000 to $1,150,000 for the three months ended December 31, 1998, from $1,094,000 for the three months ended December 31, 1997, due to incentives paid for loan production. Office occupancy increased 5.26% or $6,000 to $120,000 for the three months ended December 31, 1998, from $114,000 for the three months ended December 31, 1997, due to increases in property taxes and building insurance. Furniture and equipment expenses increased 25.12% or $53,000 to $264,000 for the three months ended December 31, 1998, from $211,000 for the three months ended December 31, 1997, due to upgrades in data processing equipment and software resulting in an increase of depreciation expense of $17,000 and service contracts of $32,000. Advertising decreased 28.33% or $17,000 to $43,000 for the three months ended December 31, 1998, from $60,000 for the three months ended December 31, 1997, as a result of winding down the Free Checking Advertising Campaign that began in October 1994. Data processing increased 12.37% or $12,000 to $109,000 for the three months ended December 31, 1998, from $97,000 for the three months ended December 31, 1997, as a result of increased volume and cost of ATM and debit card processing. Office supplies decreased 29.85% or $20,000 to $47,000 for the three months ended December 31, 1998, from $67,000 for the three months ended December 31, 1997, due to a decrease in the purchase of data processing supplies. Other operating expenses increased 9.20% or $30,000 to $356,000 for the three months ended December 31, 1998, from $326,000 for the three months ended December 31, 1997, due to the initial Delaware franchise tax expense of $39,000 paid by the Company.

Income Taxes
------------

Income taxes increased 166.06% or $543,000 to $870,000 for the three months ended December 31, 1998, from $327,000 for the three months ended December 31, 1997. This was due to an increase in income before taxes of 158.77% or $1.5 million to $2.5 million from $1.0 million for the three months ended December 31, 1998, and 1997, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the

Company is eligible to borrow funds from the FHLB of Atlanta. Under Office of Thrift Supervision (OTS) regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Company at December 31, 1998, was 25.38%.

The primary investing activity of the Company is lending. During the three months ended December 31, 1998, the Company originated $36.9 million of loans, $1.7 million of which were sold. The Company also purchased $15.8 million of loans. The retained originations were primarily funded by increases in deposits, principal repayments of loans and mortgage-backed securities and collateralized mortgage obligations, Federal Home Loan Bank Advances, and reverse repurchase agreements.

Liquidity management is both a short and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements.

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At December 31, 1998, the Company had outstanding commitments to originate loans of approximately $45.7 million.

Certificates of deposit scheduled to mature in one year or less at December 31, 1998, totaled $100.9 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

The Company plans to repurchase up to 387,813 shares of its common stock before April 14, 1999. At approximately $20.00 per share, up to $7.8 million may be required to support the repurchase. The Company intends to fund the repurchase program through cash on hand and/or liquidation of some of its other interest earning assets.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Savings Bank's actual capital and ratios as required by the Savings Bank's primary regulator, the Office of Thrift Supervision (OTS), as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of December 31, 1998, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

Capital Compliance Continued
----------------------------

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                   For Capital Adequacy    Prompt Corrective
                                                     Actual              Purposes          Action Provisions
                                                 ---------------  -----------------------  ------------------
                                                 Amount   Ratio     Amount       Ratio      Amount     Ratio
                                                 -------  ------  -----------  ----------  ---------  -------
                                                                  (Dollars in Thousands)
As of December 31, 1998:
-----------------------

Tangible Capital (To Total Assets)               $51,346  14.48%      $ 5,317         1.5% $      --      --%

Core Capital (To Total Assets)                   $51,346  14.48        14,179         4.0     17,724    5.00

Tier I Capital (To Risk-Based Assets)            $51,346  23.36%           --          --  $  13,191    6.00

Risk-Based Capital (To Risk-Based
     Assets)                                     $51,824  23.57%       17,587        8.00     21,984   10.00

If the Savings Bank were to fail to meet the minimum capital requirements, it will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.


Impact of New Accounting Pronouncements
---------------------------------------

Reporting Comprehensive Income
------------------------------

The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. This SFAS requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This statement is effective for periods beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. The Company adopted the provisions of this SFAS beginning with the quarter ending December 31, 1998, and has included the appropriate components in the Company's Consolidated Statement of Stockholders' Equity.

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. This statement applies to all public entities. The provisions of SFAS 131 require certain disclosures regarding material industry segments within an entity. Due to the Company's structure, SFAS 131 is not expected to have a material impact. The Company plans to adopt this SFAS for the period ending September 30, 1999.

Employers' Disclosures about Pensions and Other Postretirement Benefits
-----------------------------------------------------------------------

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new statement revises required disclosures for employee benefit plans, but does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other Post-retirement benefits to the extent practicable. SFAS 132 supersedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106 "Employers Accounting for Postretirement Benefits Other than Pensions". The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS will not have a material impact on the financial statements of the Company due to the disclosure only requirements.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative. Adoption of this standard is required for all fiscal years and quarters beginning after June 15, 1999. Because the Company has a limited use of derivative transactions, management does not expect that this standard would have a material effect on the Company's financial statements.

Accounting for Mortgage-Backed Securities Retained after the Securitization of
------------------------------------------------------------------------------
Mortgage Loans Held for Sale by a Mortgage Banking Enterprise
-------------------------------------------------------------

In October 1998, FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter beginning after December 15, 1998. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

Accounting for Costs of Computer Software Developed or Obtained for Internal Use
--------------------------------------------------------------------------------

In March 1998, the Accounting Standards of the Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) provides guidance as to when it is or is not appropriate not to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with early adoption encouraged. The adoption of SOP 98-1 will not have a material effect on the Company's financial statements.

Effect of Inflation and Changing Prices
---------------------------------------

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


Year 2000 Considerations
------------------------

The Company is a user of computers, computer software and equipment utilizing embedded microprocessors that will be effected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Company's Year 2000 Committee consists of the Information Services Steering Committee, consisting of a representative of each user department. The committee coordinator makes a quarterly or, as major events are completed, progress report to the Board of Directors. The committee has developed and is implementing a comprehensive plan to make all information and non-information technology assets Year 2000 compliant. The plan is comprised of the following phases:

   1. Awareness - Educational initiatives on Year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Company's Year 2000 preparedness.

   2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. This phase was completed as of September 30, 1997.

   3. Renovation - Review of vendor and service providers responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase was completed as of December 31, 1998.

   4. Validation - Testing all systems and third-party vendors for Year 2000 compliance. The Company is currently in this phase of its plan. Testing was successfully completed on mission critical systems as of December 10, 1998. Baseline, future date and user acceptance tests were performed at a test site, using six critical dates, covering all applications used by the Company. The Company will test third party systems during the first quarter of 1999 to prove compliance. In the event that testing reveals that the third party systems are not Year 2000 compliant, the Company will either transfer to other systems that are Year 2000 compliant or provide additional resources to resolve the Year 2000 issues. Third party vendors were identified by software inventory and department interviews conducted by the Year 2000 coordinator. Other parties whose Year 2000 compliance may effect the Company include the Federal Home Loan Bank of Atlanta, brokerage firms, the Company's ATM network provider, and the Company's pension plan administrator. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers. The responses from third party vendors are monitored and tracked daily using a computer tracking system.

   5. Implementation - Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already upgraded to a Year 2000 compliant teller system and has verified the Year 2000 compliance of its computer hardware and other equipment. The Company's plan provides for Year 2000 readiness to be completed by June 30, 1999.

The Company estimates its total cost to replace computer equipment, software programs or other equipment that were not Year 2000 compliant to be approximately $150,000, of which $85,000 has been incurred as of December 31, 1998. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own employees spend on Year 2000 issues, which are principally payroll costs.

Because the Company depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve Year 2000 issues presents the following risks to the Company:

   1. The Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's in-house computer system is unable to properly process customer transactions;

   2. Governmental agencies, such as the Federal Home Loan Bank, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans, and deposit withdrawals;

   3. Concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and

   4. The Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of any potential problem cannot be predicted.

The Company is currently in the process of formulating and testing a company-wide contingency plan, covering all possible scenarios. The contingency plan is expected to be completed by March 31, 1999, and contingency testing is expected to begin by March 1, 1999, and be completed by June 30, 1999. Since all mission critical systems have passed testing, the worst case scenario would be the loss of power to the building housing the mainframe computer. The leasing of a generator to restore power is under consideration.

Because substantially the Company's entire loan portfolio consists of loans to individuals rather than commercial enterprises, management believes that Year 2000 issues will not impair the ability of the Company's borrowers to repay their debt. An evaluation of the Company's commercial portfolio has been made and a determination made that in the event of losses from the commercial loans that could possibly be affected by Year 2000 failure, it would not have a significant impact on the Company's financial condition at this particular time. Each commercial borrower must complete a Y2K work sheet and business plan referencing their Year 2000 plan.

Currently, the Company has not contracted with an independent or outside firm to conduct an analysis of its Year 2000 exposure. The Company's Year 2000 risk analysis and exposure are currently being assessed by the internal auditor and Year 2000 coordinator.

There can be no assurances that the Company's Year 2000 plan will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 3 - Market Risk Disclosure
-------------------------------

There have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's Annual Report dated September 30, 1998.

                                    PART II

Item 1.    Legal Proceedings
-------    -----------------

The Company is not a party to any legal proceedings at this time. The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Savings Bank.

Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------

None


Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

None

Item 5.    Other Information
---------  -----------------
None

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

   A.      Exhibits:
           ---------

           3(a)     Certificate of Incorporation of the Company    *
           3(b)     Bylaws of the Company                          *
           10(a)    Employment Agreement with Robert W. Orr        **
           10(b)    Employment Agreement with Thomas C. Hall       **
           10(c)    Employment Agreement with Barry C. Visioli     **
           10(d)    Company's 1998 Stock Option Plan               ***
           10(e)    Company's Management Recognition and
                    Development Plan                               ***
           27       Financial Data Schedule

           * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-42517).

           ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

           *** Incorporated by reference to the Company's Definitive Proxy Statement dated December 18, 1998.

   B.  Reports on Form 8-K
       -------------------

       The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SouthBanc Shares,  Inc.


Date:                                    /s/ Robert W. Orr
                                        ---------------------------------
February 12, 1999                       Robert W. Orr
                                        President and Managing Officer
                                        (Duly Authorized Representative)



Date:                                    /s/ Thomas C. Hall
                                        ---------------------------------
February 12, 1999                       Thomas C. Hall
                                        Chief Financial Officer