Form 10-Q
period 1999-03-31
SOUTHBANC SHARES INC
filed 1999-05-17
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20052

          ----------------------------------------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number 0-23751
                                               -------

          ----------------------------------------------------------

                            SouthBanc Shares, Inc.
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    58-2361245
-------------------------------                        ----------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                     identification no.)

                              907 N. Main Street
                        Anderson, South Carolina 29621
                        ------------------------------
                   (Address of Principal Executive Offices)

                                  (Zip Code)

                                (864) 225-0241
          ----------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes   X                    No  ______
                   -----

$0.01 par value of common stock                      3,179,256
-------------------------------                      ---------
            (Class)                       (Outstanding at March 31, 1999)

                     SouthBanc Shares, Inc. and Subsidiary

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1999 and
             September 30, 1998 (unaudited)................................  3
         Consolidated Statements of Income for the Six Months Ended
             March 31, 1999, and the Three Months Ended March 31, 1999
             (unaudited)...................................................  4
         Consolidated Statements of Stockholders' Equity
             for the Year Ended September 30, 1998 and
             the Six Months Ended March 31, 1999 (unaudited)...............  5
         Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 1999 and 1998 (unaudited).....................  6
         Notes to Consolidated Financial Statements (unaudited)............  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three Months Ended March 31,
         1999 and 1998, and the Six Months Ended March 31, 1999 and 1998 ..  11
         Liquidity and Capital Resources...................................  15
         Capital Compliance................................................  16
         Impact of New Accounting Pronouncements...........................  17
         Effect of Inflation and Changing Prices...........................  18
         Year 2000 Considerations..........................................  18

Item 3.  Market Risk Disclosure............................................  20

Part II  Other Information
         Items:
         1.  Legal Proceedings.............................................  21
         2.  Changes in Securities and Use of Proceeds.....................  21
         3.  Defaults Upon Senior Securities...............................  21
         4.  Submission of Matters to a Vote of Senior Holders.............  21
         5.  Other Materially Important Events.............................  21

         Signatures........................................................  22

                      SouthBanc Shares, Inc. and Subsidiary
                     Consolidated Balance Sheets (Unaudited)

Item I - Financial Statements

                                                                               March 31      September 30,
------------------------------------------------------------------------------------------------------------
                                                                                 1999             1998
------------------------------------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                                    $ 14,316,118     $ 21,197,419
Investment securities available for sale (amortized
          cost of $22,309,844 at March 31, 1999,
          $23,242,091 at September 30, 1998                                    22,123,605       23,300,684
Federal Home Loan Bank stock, at cost                                           4,050,000        3,289,200
Mortgage-backed securities available for sale
          (amortized cost of $78,439,266 at
          March 31, 1999, and $73,719,144 at
          September 30, 1998                                                   78,782,071       73,933,292
Loans receivable, (net of allowance for loan losses of
          $2,507,049 at March 31, 1999, and
          $2,374,044 at September 30, 1998)                                   231,760,584      219,896,116
Investment in limited partnership                                                 825,373          825,373
Real estate acquired in settlement of loans                                       145,862           88,965
Real estate held for development                                                1,638,408        1,909,394
Premises and equipment, net                                                     6,081,582        6,350,491
Accrued interest receivable
          Loans receivable                                                      1,828,675        1,697,058
          Mortgage-backed and other securities                                    570,122          527,823
Cash surrender value of life insurance                                          7,666,162        7,473,136

Other                                                                           2,054,277        2,039,982
                                                                             ------------     ------------
                           Total Assets                                      $371,842,839     $362,528,933
                                                                             ============     ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                     $223,688,704     $207,790,775
Advances from the Federal Home Loan Bank ("FHLB")                              71,000,000       56,000,000
Securities sold under agreements to repurchase                                 20,366,481       20,173,933
Advance payments by borrowers for property taxes and
     insurance                                                                    225,038          333,681
Accrued interest payable                                                        1,389,133        1,418,770
Accrued expenses and other liabilities                                          1,718,742        2,404,448
                                                                             ------------     ------------
                           Total Liabilities                                  318,388,098      288,121,607
                                                                             ------------     ------------
Commitments and contingencies - Note 17

Stockholders' Equity
--------------------

Common stock ($0.01 par value; authorized 7,500,000 shares; issued and outstanding 3,179,256 shares at March 31, 1999. $1.00 par value;
       authorized 7,500,000 shares; issued and outstanding 4,306,410
          shares at September 30, 1998)                                            43,208           43,064
Additional paid-in capital                                                     57,595,025       57,470,324
Retained earnings, restricted                                                  20,367,610       18,154,380
Treasury stock - at cost (753,710 shares)                                     (22,903,655)               -
Accumulated other comprehensive income, net                                      (355,615)         180,009
Indirect guarantee of ESOP debt                                                  (666,694)        (711,140)
Deferred compensation for Management
          Recognition Plan (MRP)                                                 (625,138)        (729,311)
                                                                             ------------     ------------
                           Total stockholders' equity                          53,454,741       74,407,326
                                                                             ------------     ------------
                           Total liabilities and stockholders' equity        $371,842,839     $362,528,933
                                                                             ============     ============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Income (Unaudited)


                                                               For The Six Months Ended               For The Three Months
                                                                      March 31,                          Ended March 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                               1999               1998               1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Interest Income:
     Loans                                                  $9,338,789         $8,191,413         $4,625,625         $4,153,297
     Mortgage-backed securities                              2,456,344          1,725,999          1,285,106          1,052,481
     Other investments                                       1,217,692            843,692            582,947            482,018
                                                          -------------      -------------      -------------      -------------
         Total interest income                              13,012,825         10,761,104          6,493,678          5,687,796
                                                          -------------      -------------      -------------      -------------

Interest expense:
     Interest on deposits:
         Transaction accounts                                  568,267            295,824            303,698            142,603
         Passbook accounts                                     303,264            312,305            147,794            157,215
         Certificate accounts                                3,609,617          3,937,496          1,771,684          1,935,286
                                                          -------------      -------------      -------------      -------------
         Total interest on deposits                          4,481,148          4,545,625          2,223,176          2,235,104

     Interest on borrowings                                  2,295,857          1,352,060          1,220,778            921,202
                                                          -------------      -------------      -------------      -------------
         Total interest expense                              6,777,005          5,897,685          3,443,954          3,156,306
                                                          -------------      -------------      -------------      -------------

Net interest income                                          6,235,820          4,863,419          3,049,724          2,531,490
Provision for loan losses                                      160,000            262,500             80,000            174,500
                                                          -------------      -------------      -------------      -------------
Net interest income after provision for
     loan losses                                             6,075,820          4,600,919          2,969,724          2,356,990
                                                          -------------      -------------      -------------      -------------
Other income:
     Loan and deposit account service charges                1,594,820            999,129            716,037            530,532
     Gain (Loss) on sale of investments                        297,306             90,267              5,271             90,267
     Gain (Loss) on sale of real estate acquired
         in settlement of loans                                 23,282              9,936             25,077             16,596
     Gain (Loss) on sale of loans, net                          81,178             (3,928)            32,437            (15,551)
     Gain (Loss) on sale of real estate held
         for development                                       172,674             67,358            136,501             37,365
     Gain (Loss) on sale of fixed assets, net                        -             (2,892)                 -             (2,892)
     Other                                                     541,831            507,635            291,243            292,960
                                                          -------------      -------------      -------------      -------------
         Total other income                                  2,711,091          1,667,505          1,206,566            949,277
                                                          -------------      -------------      -------------      -------------

General and administrative expenses:
     Salaries and employee benefits                          2,275,273          2,266,171          1,125,204          1,170,765
     Occupancy                                                 246,292            231,490            126,770            117,435
     Furniture and equipment expense                           559,870            505,614            295,628            291,490
     FDIC insurance premiums                                    60,446             61,474             31,258             31,210
     Advertising                                                61,241            121,381             17,999             61,243
     Data processing                                           281,815            205,596            172,357            108,878
     Office supplies                                           139,033            164,647             92,250             97,558
     Other                                                     661,694            594,254            305,290            281,519
                                                          -------------      -------------      -------------      -------------
         Total general and administrative expenses           4,285,664          4,150,627          2,166,756          2,160,098
                                                          -------------      -------------      -------------      -------------

Income before income taxes                                   4,501,247          2,117,797          2,009,534          1,146,169
Income taxes                                                 1,474,558            725,992            604,769            389,579
                                                          -------------      -------------      -------------      -------------
Net income                                                  $3,026,689         $1,391,805         $1,404,765           $756,590
                                                          =============      =============      =============      =============
Basic earnings per share                                         $0.83              $0.33              $0.43              $0.18
                                                          =============      =============      =============      =============
Diluted earnings per share                                       $0.79              $0.32              $0.40              $0.17
                                                          =============      =============      =============      =============
Weighted average shares outstanding:
     Basic                                                   3,626,048          4,184,064          3,288,729          4,184,064
                                                          =============      =============      =============      =============
     Diluted                                                 3,818,896          4,408,841          3,483,601          4,412,576
                                                          =============      =============      =============      =============


See accompanying notes to consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Stockholder's Equity
 Year Ended September 30, 1998, and Six Months Ended March 31, 1999 (Unaudited)

                                                                                                Additional               Retained
                                                      Common               Common                Paid-in                 Earnings
                                                      Shares                Stock                Capital                Restricted
                                                   ------------         -------------         -------------           -------------
Balance at September 30, 1997                        1,508,873            $1,508,873           $11,651,917             $18,381,766

Net income                                                                                                               1,262,043
Other comprehensive income/(loss)
     Unrealized loss on securities,  net
     Less reclassification adjustment for gains
     realized in net income, net
Total other comprehensive
     income/(loss)
Comprehensive income
Exercise of stock options                                1,317                 1,317                31,937
Reduction of ESOP debt
ESOP expense                                                                                       187,592
Purchase of common stock
     for MRP
Earned portion of MRP
Dividends on common stock                                                                                               (1,489,429)
Sale of common stock (less
     offering expenses of
     of $1,494,488)                                  2,281,312                22,813            44,108,939
Par Value                                              514,908            (1,489,939)            1,489,939
                                                 -------------         -------------         -------------           -------------

Balance at September 30, 1998                        4,306,410                43,064            57,470,324              18,154,380

Net income                                                                                                               3,026,689
Other comprehensive income/(loss)
     Unrealized loss on securities,  net
     Less reclassification adjustment for gains
     realized in net income, net
Total other comprehensive
     income/(loss)
Comprehensive income

Exercise of stock options                               14,369                   144                56,984
Reduction of ESOP debt
ESOP expense                                                                                        83,386
Earned portion of MRP
Dividends on common stock                                                                                                 (813,459)
Offering expenses for the sale of
     common stock                                                                                  (15,669)
Purchase of Treasury Stock                          (1,141,523)
                                                 -------------         -------------         -------------           -------------
Balance at March 31, 1999                            3,179,256               $43,208           $57,595,025             $20,367,610
                                                 =============         =============         =============           =============


                                                      Accumulated                         Indirect
                                                         Other                            Guarantee       Deferred
                                                     Comprehensive                           of         Compensation
                                                         Income,          Treasury          ESOP             for
                                                      Net of Taxes         Stock            Debt             MRP          Total
                                                     -------------     -------------   -------------    -------------  -----------
Balance at September 30, 1997                          $ 188,423                  $0       ($804,024)       ($325,212) $30,601,743

Net income                                                                                                               1,262,043
Other comprehensive income/(loss)
     Unrealized loss on securities,  net                 108,662                                                       $   108,662
     Less reclassification adjustment for gains
     realized in net income, net                        (117,076)                                                         (117,076)
                                                   -------------                                                       -----------
Total other comprehensive
     income/(loss)                                        (8,414)                                                           (8,414)

Comprehensive income                                                                                                     1,253,629
Exercise of stock options                                                                                                   33,254
Reduction of ESOP debt                                                                        92,884                        92,884
ESOP expense                                                                                                               187,592
Purchase of common stock
     for MRP                                                                                                 (616,558)    (616,558)
Earned portion of MRP                                                                                         212,459      212,459
Dividends on common stock                                                                                               (1,489,429)
Sale of common stock (less
     offering expenses of
     of $1,494,488)                                                                                                     44,131,752
Par Value
                                                   -------------       -------------   -------------    -------------  -----------
Balance at September 30, 1998                            180,009                  $0        (711,140)        (729,311)  74,407,326

Net income                                                                                                               3,026,689
Other comprehensive income/(loss)
     Unrealized loss on securities,  net                (339,402)                                                         (339,402)
     Less reclassification adjustment for gains
     realized in net income, net                        (196,222)                                                         (196,222)
                                                   -------------                                                       -----------
Total other comprehensive
     income/(loss)                                      (535,624)                                                         (535,624)
Comprehensive income                                                                                                     2,491,065
Exercise of stock options                                                                                                   57,128
Reduction of ESOP debt                                                                      44,446                          44,446
ESOP expense                                                                                                                83,386
Earned portion of MRP                                                                                       104,173        104,173
Dividends on common stock                                                                                                 (813,459)
Offering expenses for the sale of
     common stock                                                                                                          (15,669)
Purchase of Treasury Stock                                           (22,903,655)                                      (22,903,655)
                                                   -------------   -------------     -------------    -------------    -----------
Balance at March 31, 1999                              ($355,615)   ($22,903,655)        ($666,694)       ($625,138)   $53,454,741
                                                   =============   =============     =============    =============    ===========

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

             Six Months Ended March 31, 1999, and 1998 (Unaudited)

-----------------------------------------------------------------------------------------
                                                           1999           1998
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                               $3,026,689      $1,391,805
  Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation                                        435,928         427,681
          Amortization (accretion), net                      (447,877)       (211,245)
          Provision for loan losses                           160,000         262,500
          (Earnings) on investment in
              limited partnership                                   -        (124,545)

          Gain on sale of investments, net                   (297,306)        (90,267)
          Gain on sale of real estate                         (23,282)         (9,936)
          Gain Loss on sale of loans, net                     (81,178)          3,928
          Gain on sale of real estate held
          for development                                    (172,674)        (67,358)
          Loss on sale of fixed assets                              -           2,892
          Deferred compensation                               187,559         194,564
          Increase in accrued interest
              receivable and other assets                    (188,211)     (1,708,447)
          Increase (Decrease) in other
              liabilities                                    (715,343)      2,359,571
                                                         ------------    ------------
             Net cash provided by operating activities      1,884,305       2,431,143
                                                         ------------    ------------

Cash flows from investing activities:
  Increase in loans receivable, net                        (5,959,504)    (12,224,459)
  Purchases of loans receivable                           (19,588,942)    (23,961,875)
  Purchase of mortgage-backed securities                  (34,802,010)    (56,793,971)
  Purchases of investment securities                       (5,052,771)     (8,742,151)
  Purchases of investments in limited partnership                   -        (181,125)
  Purchase of life insurance                                        -      (1,386,538)
  Purchase of FHLB stock                                     (860,800)     (1,113,500)
  Purchase of premises and equipment                         (167,019)       (719,134)
  Sales of loans receivable                                13,287,087      18,668,628
  Proceeds from redemption of FHLB stock                      100,000         163,500
  Principal repayments on mortgage-backed securities       20,025,367       6,509,856
  Proceeds from sale of mortgage-backed securities,
      available for sale                                    9,384,356       9,798,760
  Proceeds from maturities of investment securities           500,000       3,951,424
  Proceeds from sale of investment securities,
      available for sale                                    6,289,891               -
  Proceeds from sale of real estate owned                     284,454         175,949
  Proceeds from sale of real estate held for
      development                                             717,741         286,021
  Proceeds from sale of premises and equipment                      -          17,800
  Capital improvements of real estate held for
      development                                            (274,081)        (54,057)
                                                         ------------    ------------
              Net cash used in investing activities       (16,116,231)    (65,604,872)
                                                         ------------    ------------

                                   Continued

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

             Six Months Ended March 31, 1999 and 1998 (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                          1999             1998
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Increase in deposit accounts                                      15,897,929       10,867,804
     Proceeds from FHLB Advances                                       60,000,000       74,000,000
     Repayment of FHLB Advances                                       (45,000,000)     (70,029,536)
     Proceeds from securities sold under agreements
         to repurchase                                                    192,548       20,000,000
     Proceeds from the sale of stock subscriptions                              -       96,398,970
     Purchase of Treasury stock                                       (22,903,655)               -
     Exercise of stock options                                             57,128                -
     Payment of stock offering costs                                      (15,669)               -
     Purchase of stock for MRP                                                  -         (612,448)
     Repayments of ESOP loan                                               44,446           48,438
     Dividends paid on common stock                                      (813,459)        (776,317)
     Decrease in advance payments by borrowers
         for property taxes and insurance                                (108,643)        (169,052)
                                                                    -------------    -------------
                 Net cash provided by financing activities              7,350,625      129,727,859

Net increase (decrease) in cash and cash equivalents                   (6,881,301)      66,554,130

Cash and cash equivalents, beginning of year                           21,197,419       13,499,332
                                                                    -------------    -------------
Cash and cash equivalents, end of year                              $  14,316,118    $  80,053,462
                                                                    =============    =============
Supplemental disclosures:
     Cash paid during the year for
         Interest                                                   $   6,710,679    $   5,756,302
                                                                    =============    =============
         Taxes                                                      $   1,450,000    $     687,750
                                                                    =============    =============
Noncash investing activities:
     Additions to real estate acquired in settlement of loans       $     318,069    $     120,208
                                                                    =============    =============
     Loans receivable exchanged for mortgage-backed
         securities                                                             -    $     588,981
                                                                    =============    =============
     Change in unrealized net gain (loss) on securities
         available for sale, net of tax                                 ($535,624)   $     123,164
                                                                    =============    =============
     Increase (decrease) in Employee Stock
         Ownership Plan debt guaranteed by the
         Bank                                                       $      44,446    $      48,438
                                                                    =============    =============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
            Notes to Consolidated Financial Statements (Unaudited)


1.     Basis of Presentation
       ---------------------

         The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1998.

2.     Principles of Consolidation
       ---------------------------

         The accompanying unaudited consolidated financial statements include the accounts of the Company, Perpetual Bank, A Federal Savings Bank, "Savings Bank", and the Savings Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services.

         United Service Corporation is a wholly-owned subsidiary of the Savings Bank. At March 31, 1999, United Service had assets of $2.7 million. United Service is involved in two residential and two commercial real estate development projects.

         All significant intercompany items and transactions have been eliminated in consolidation.

3.     Payment of Dividends
       --------------------

         The payment of dividends by the Company depends primarily on the ability of the Savings Bank to pay dividends to the Company. The payment of dividends by the Savings Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Savings Bank may not declare or pay a cash dividend if the effect thereof would cause the capital of the Savings Bank to be reduced below regulatory capital requirements imposed by the OTS or below the liquidation account established by the Savings Bank in connection with the conversion of the Savings Bank's former mutual holding company (SouthBanc Shares, M.H.C.) from the mutual to stock form of organization.

         The Company's Board of Directors declared a cash dividend of $.12 per share to its shareholders during the quarter ended March 31, 1999, payable to shareholders of record as of April 5, 1999.

4.     Earnings Per Share
       ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of

       ------------------------------

         basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. Accordingly, all prior period earnings per share have been restated for the purchase of Treasury Stock.


         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                          FOR THE QUARTER ENDED MARCH 31, 1999
                                          -------------------------------------

                                          INCOME          SHARE        PER SHARE
                                       (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                       -----------    -------------      ------
         BASIC EPS                      $1,404,765     3,288,729          $0.43

         Effect of Diluted Securities:
         Stock Options                           0        89,518
         ESOP                                    0       105,354
                                        ----------     ---------

         Diluted EPS                    $1,404,765     3,483,601          $0.40


                                          FOR THE QUARTER ENDED MARCH 31, 1998
                                          -------------------------------------

                                          INCOME          SHARE        PER SHARE
                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                       -----------    -------------     ------
         BASIC EPS                        $756,590     4,184,064          $0.18

         Effect of Diluted Securities:
         Stock Options                           0       109,813
         ESOP                                    0       118,699
                                        ----------     ---------

         Diluted EPS                      $756,590     4,412,576          $0.17

       ------------------------------

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                         FOR THE SIX MONTHS ENDED MARCH 31, 1999
                                         ---------------------------------------

                                         INCOME           SHARE       PER SHARE
                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                       -----------    -------------     ------
         BASIC EPS                      $3,026,689     3,626,048          $0.83

         Effect of Diluted Securities:
         Stock Options                           0        87,494
         ESOP                                    0       105,354
                                        ----------    ----------

         Diluted EPS                    $3,026,689     3,818,896          $0.79

                                         FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                         ---------------------------------------

                                          INCOME          SHARE       PER SHARE
                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                       -----------    -------------     ------
         BASIC EPS                      $1,391,805     4,184,064          $0.33

         Effect of Diluted Securities:
         Stock Options                           0       106,078
         ESOP                                    0       118,699
                                       -----------    ----------

         Diluted EPS                    $1,391,805     4,408,841          $0.32

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1999 and September 30, 1998

Total assets increased 2.57% or $9.3 million to $371.8 million at March 31, 1999, from $362.5 million at September 30, 1998, as a result of an increase in loans receivable and mortgage-backed securities available for sale. Loans receivable increased 5.41% or $11.9 million to $231.8 million at March 31, 1999, from $219.9 million at September 30, 1998. The increase in loans receivable resulted from growth in first mortgage residential which increased $5.2 million to $136.3 million at March 31, 1999, from $131.1 million at September 30, 1998, commercial real estate which increased $4.9 million to $40.0 million at March 31, 1999, from $35.1 million at September 30, 1998, commercial loans which increased $1.4 million to $12.6 million at March 31, 1999, from $11.2 million at September 30, 1998, and consumer loans which increased $0.4 million to $23.2 million at March 31, 1999, from $22.8 million at September 30, 1998.

Cash and cash equivalents decreased 32.55% or $6.9 million to $14.3 million at March 31, 1999, from $21.2 million at September 30, 1998. These funds were used to fund the common stock repurchase program. The Company received regulatory approval to repurchase up to 26.53% (or 1,141,523 shares) of its outstanding shares of common stock. The repurchases commenced on November 2, 1998, and were completed by March 10, 1999, at an average cost of $20.06 per share.

Investment securities available-for-sale decreased 5.15% or $1.2 million to $22.1 million at March 31, 1999, from $23.3 million at September 30, 1998. The Company sold $1.9 million of an equity investment and $1.0 million of a trust preferred security, and purchased $696,000 of an equity investment and $1.0 million of U. S. Treasury rate maturing in March 2000, yielding 4.91%. The Company also purchased $3.3 million of a Federal Home Loan Mortgage Corporation note yielding 6.10% that was called in February 1999.

Mortgage-backed securities available-for-sale increased 6.63% or $4.9 million to $78.8 million at March 31, 1999, from $73.9 million at September 30, 1998. The Company purchased $2.0 million of collateralized mortgage obligations with a fixed coupon of 7.00% and purchased $32.8 million of Government National Mortgage Association (GNMA) fixed rate mortgage-backed securities with a coupon of 7.00% maturing in thirty years. The Company sold $9.4 million GNMA adjustable rate mortgage-backed securities with coupon rates between 5.50% and 6.50% maturing in thirty years. Principal repayments on mortgage-backed securities were $20.0 million.

The investment in the limited partnership at March 31, 1999 remains at its December 31, 1998 and September 30, 1998 level based upon an ongoing review and analysis of market and cash flow method valuations. Future adjustments to the valuation reserve will be recorded as deemed necessary.

Real estate held for development decreased $0.3 million to $1.6 million at March 31, 1999, from $1.9 million at September 30, 1998. United Service Corporation sold twenty single-family residential lots in The Meadows Subdivision at a cost of $622,000. Eight lots remain available for sale in Phase I in The Meadows residential subdivision. United Service Corporation sold one five-acre tract of land in the commercial real estate in Perpetual Square at a cost of $160,000. One tract of 8.0 acres and another tract of 5.0 acres remain available for sale in Perpetual Square.

Deposits increased 7.65% or $15.9 million to $223.7 million at March 31, 1999, from $207.8 million at September 30, 1998. Non interest bearing checking accounts increased 13.16% or $2.0 million to $17.2 million at March 31, 1999, from $15.2 million at September 30, 1998. Interest bearing checking accounts increased 27.65% or $9.9 million to $45.7 million at March 31, 1999, from $35.8 million at September 30, 1998, as the Company continues to offer checking products that are more aggressively priced than those offered by competitors. Statement savings accounts decreased 0.04% or $100,000 to $25.1 million at March 31, 1999, from $25.2 million at September 30, 1998. Certificates of deposits increased 3.19% or $4.2 million to $135.8 million at March 31, 1999, from $131.6 million at September 30, 1998.

Advances from the Federal Home Loan Bank increased 26.79% or $15.0 million to $71.0 million at March 31, 1999, from $56.0 million at September 30, 1998. The advances were used to fund the common stock repurchase program and to fund loan originations and loan purchases from Mortgage First Service Corporation, a subsidiary of the Savings Bank.

Stockholders equity decreased 28.09% or $20.9 million to $53.5 million at March 31, 1999, from $74.4 million at September 30, 1998. Common stock repurchased through the common stock repurchase program is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account, which was $22.9 million at March 31, 1999. Retained income was offset by dividends paid in the amount of $813,459. Subsequent to quarter end, the Company received regulatory approval to purchase up to 10% (or 317,270 shares) of its outstanding shares of common stock. The repurchases commenced on April 14, 1999, and are expected to be completed by October 14, 1999.


Comparison of Operating Results for the Three Months Ended March 31, 1999, and 1998

Net Income
----------

Net income for the three months ended March 31, 1999, increased 85.60% to $1.4 million or $0.43 basic earnings per share and $0.40 diluted earnings per share, compared to no change or $0.18 basic earnings per share and $0.17 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income increased $519,000 to $3.1 million for the three months ended March 31, 1999, from $2.5 million for the three months ended March 31, 1998. Total interest income increased 14.17% or $806,000 to $6.5 million for the three months ended March 31, 1999, from $5.7 million for the three months ended March 31, 1998, due primarily to a higher average balance of outstanding loans which increased $40.3 million or 20.89% to an average of $233.2 million yielding 7.94% for the three months ended March 31, 1999, from $192.9 million yielding 8.61% for the three months ended March 31, 1998. Interest income on mortgage-backed securities increased 22.15% or $233,000 to $1.3 million for the three months ended March 31, 1999, from $1.1 million for the three months ended March 31, 1998, as the average balance of mortgage-backed securities increased 21.73% or $14.5 million. Interest income on other investments increased 20.95% or $101,000 as the average balance of investment securities and interest bearing deposits increased 19.87% or $6.2 million.

Interest Expense
----------------

Interest expense on deposits decreased 0.54% or $12,000 as the average cost of deposits decreased to 4.04% for the three months ended March 31, 1999, from 4.33% for the three months ended March 31, 1998, and the average outstanding balance increased 6.78% or $14.0 million. Interest on borrowings increased 32.57% or $300,000 to $1.2 million for the three months ended March 31, 1999, from $921,000 for the three months ended March 31, 1998, as the average borrowings increased 30.67% or $22.3 million to $95.0 million for the three months ended March 31, 1999, from $72.7 million for the three months ended March 31, 1998.

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

The provision for loan losses decreased 54.15% or $94,500 to $80,000 for the three months ended March 31, 1999, from $174,500 for the three months ended March 31, 1998, as the outstanding loan balance decreased 1.35% or $3.2 million for the three months ended March 31, 1999, compared to an increase of 3.73% or $7.1 million for the three months ended March 31, 1998. The allowance for loan losses to total loans was 1.07% at March 31, 1999, and at September 30, 1998.

Non-performing assets at March 31, 1999, were $2.1 million consisting of $471,000 of residential mortgage construction loans, $146,000 of real estate acquired in settlement of loans, $490,000 of single family residential loans, $779,000 of a commercial real estate loan, $49,000 of land loans, $126,000 of commercial loans, and $75,000 of consumer loans.

Non-performing assets at September 30, 1998, were $1.3 million consisting of $383,000 of residential mortgage construction loans, $90,000 of real estate acquired in settlement of loans, $499,000 of single family residential loans, $35,000 of commercial real estate loans, $31,000 of land loans, $206,000 of commercial loans, and $20,000 of consumer loans.

Other Income
------------

Total other income increased 27.19% or $258,000 to $1.2 million for the three months ended March 31, 1999, from $949,000 for the three months ended March 31, 1998. Loan and deposit service charges increased $185,000 to $716,000 from $531,000 for the three months ended March 31, 1998, as a result of an increase in the number of checking accounts and changes to the fee structure of deposit accounts. Gain on sale of investments was $5,000 for the three months ended March 31, 1999, compared to a gain of $90,000 for the three months ended March 31, 1998. Gain or loss on sale of real estate acquired in settlement of loans was a gain of $25,000 for the three months ended March 31, 1999, compared to a gain of $17,000 for the three months ended March 31, 1998.

Gain on sale of loans was $32,000 for the three months ended March 31, 1999, compared to a loss of $16,000 for the three months ended March 31, 1998. Gain on sale of real estate held for development was $136,000 for the three months ended March 31, 1999, as five residential lots were sold by the United Service Corporation in The Meadows residential subdivision and one five-acre tract of commercial real estate sold in Perpetual Square compared to $37,000 for the three months ended March 31, 1998, as four residential lots were sold in The Meadows and no commercial real estate was sold in Perpetual Square. Other income decreased $2,000 to $291,000 for the three months ended March 31, 1999, compared to $293,000 for the three months ended March 31, 1998.

General and Administrative Expense
----------------------------------

Salaries and employee benefits decreased 3.93% or $46,000 to $1.1 million for the three months ended March 31, 1999, from $1.2 million for the three months ended March 31, 1998, as staff realignments in an effort to reduce costs resulted in a decrease of fifteen employees to 108 employees for the three months ended March 31, 1999, from 123 for the three months ended March 31, 1998. Office occupancy increased 8.55% or $10,000 to $127,000 for the three months ended March 31, 1999, from $117,000 for the three months ended March 31, 1998, due to increases in property taxes and building maintenance. Furniture and equipment expenses increased 1.72% or $5,000 to $296,000 for the three months ended March 31, 1999, from $291,000 for the three months ended March 31, 1998. Advertising decreased 70.49% or $43,000 to $18,000 for the three months ended March 31, 1999, from $61,000 for the three months ended March 31, 1998, as a result of winding down the Free Checking Advertising Campaign that began in October 1994. Data processing increased 57.80% or $63,000 to $172,000 for the three months ended March 31, 1999, from $109,000 for the three months ended March 31, 1998, as a result of increased volume and cost of ATM and debit card processing and Year 2000 computer and computer software testing costs of $29,000. Office supplies decreased 6.12% or $6,000 to $92,000 for the three months ended March 31, 1999, from $98,000 for the three months ended March 31, 1998, due to a decrease in the purchase of data processing supplies. Other operating expenses increased 8.16% or $23,000 to $305,000 for the three months ended March 31, 1999, from $282,000 for the three months ended March 31, 1998, due to consultant fees for sales training, staff realignment and product fee enhancements.

Income Taxes
------------

Income taxes increased 55.13% or $215,000 to $605,000 for the three months ended March 31, 1999, from $390,000 for the three months ended March 31, 1998. This was due to an increase in income before taxes of 75.39% or $864,000 to $2.0 million from $1.1 million for the three months ended March 31, 1999, and 1998, respectively.


Comparison of Operating Results for the Six Months Ended March 31, 1999, and
1998

Net Income
----------

Net income for the six months ended March 31, 1999, increased 117.46% to $3.0 million or $0.83 basic earnings per share and $0.79 diluted earnings per share, compared to $1.4 million or $0.33 basic earnings per share and $0.32 diluted earnings per share for the same six months a year ago.


Net Interest Income
-------------------

Net interest income increased $1.4 million to $6.2 million for the six months ended March 31, 1999, from $4.9 million for the six months ended March 31, 1998. Total interest income increased 20.93% or $2.3 million to $13.0 million for the six months ended March 31, 1999, from $10.8 million for the six months ended March 31, 1998, due primarily to a higher average balance of outstanding loans which increased $47.5 million or 25.42% to an average of $234.3 million yielding 7.97% for the six months ended March 31, 1999, from $186.8 million yielding 8.77% for the six months ended March 31, 1998. Interest income on mortgage-backed securities increased 42.29% or $730,000 to $2.5 million for the six months ended March 31, 1999, from $1.7 million for the six months ended March 31, 1998, due primarily to a higher average balance of mortgage-backed securities available for sale which increased $23.5 million or 43.68% to an average of $77.3 million yielding 6.36% for the six months ended March 31, 1999, from $53.8 million yielding 6.42% for the six months ended March 31, 1998. Interest income on other investments increased 44.33% or $374,000 as the average balance of investment securities and interest bearing deposits increased 45.80% or $12.0 million.


Interest Expense
----------------

Interest expense on deposits decreased 1.43% or $65,000 as the average cost of deposits decreased to 4.13% for the six months ended March 31, 1999, from 4.46% for the six months ended March 31, 1998, and the average outstanding balance increased 6.33% or $12.9 million. Interest on borrowings increased 69.82% or $944,000 to $2.3 million for the six months ended March 31, 1999, from $1.4 million for the six months ended March 31, 1998, as the average borrowings increased 73.05% or $37.4 million to $88.6 million for the six months ended March 31, 1999, from $51.2 million for the six months ended March 31, 1998.

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

The provision for loan losses decreased 39.05% or $102,500 to $160,000 for the six months ended March 31, 1999, from $262,500 for the six months ended March 31, 1998, as the outstanding loan balance increased 5.08% or $11.3 million for the six months ended March 31, 1999, compared to an increase of 9.13% or $16.5 million for the six months ended March 31, 1998.

Other Income
------------

Total other income increased 62.53% or $1.0 million to $2.7 million for the six months ended March 31, 1999, from $1.7 million for the six months ended March 31, 1998. Loan and deposit service charges increased $596,000 to $1.6 million for the six months ended March 31, 1999, from $999,000 for the six months ended March 31, 1998, as a result of an increase in the number of checking accounts and changes to the fee structures of deposit accounts. Gain on sale of investments was $297,000 for the six months ended March 31, 1999, from the profit of $292,000 on the sale of an equity investment, compared to a gain of $90,000 for the six months ended March 31, 1998. Gain on sale of real estate acquired in settlement of loans was a gain of $23,000 for the six months ended March 31, 1999, compared to a gain of $10,000 for the six months ended March 31, 1998. Gain (loss) on sale of loans, net, was a gain of $81,000 for the six months ended March 31, 1999, compared to a loss of ($4,000) for the six months ended March 31, 1998. Gain on sale of real estate held for development was $173,000 for the six months ended March 31, 1999, as six residential lots were sold by the United Service Corporation in The Meadows residential subdivision and one five-acre tract of commercial real estate was sold in Perpetual Square compared to a gain of $67,000 for the six months ended March 31, 1998, as two residential lots were sold in The Meadows and one eight-acre tract of commercial real estate was sold in Perpetual Square. Other income increased $34,000 to $542,000 for the six months ended March 31, 1999, compared to $508,000 for the six months ended March 31, 1998.

General and Administrative
--------------------------
General and administrative expenses increased 3.25% or $135,000 to $4.3 million for the six months ended March 31, 1999, from $4.2 million for the six months ended March 31, 1998. Salaries and employee benefits increased 0.40% or $9,000 due to normal salary increases, which were offset by staff realignments in an effort to reduce costs, which resulted in a decrease of fifteen employees to 108 employees for the six months ended March 31, 1999, compared to 123 employees for the six months ended March 31, 1998. Office occupancy increased 6.49% or $15,000 to $246,000 for the six months ended March 31, 1999, from $231,000, due to increases in property taxes and building maintenance. Furniture and equipment expenses increased 10.67% or $54,000 to $560,000 for the six months ended March 31, 1999, from $506,000 for the six months ended March 31, 1998, due to upgrades in data processing equipment and software resulting in an increase of depreciation expense of $15,000 and an increase in service contracts of $41,000. Advertising decreased 49.59% or $60,000 to $61,000 for the six months ended March 31, 1999, from $121,000 for the six months ended March 31, 1998, as a result of winding down the Free Checking Advertising Campaign that began in October 1994. Data processing increased 36.89% or $76,000 to $282,000 for the six months ended March 31, 1999, from $206,000 for the six months ended March 31, 1998, as a result of increased volume and cost of ATM and debit card processing, and Year 2000 computer and computer software testing costs of $30,000. Office supplies decreased 15.76% or $26,000 to $139,000 for the six months ended March 31, 1999, from $165,000 for the six months ended March 31, 1998, due to a decrease in the purchase of data processing supplies. Other operating expenses increased 11.45% or $68,000 to $662,000 for the six months ended March 31, 1999, from $594,000 for the six months ended Mach 31, 1998, due to the initial Delaware franchise tax expense of $39,000 and consultant fees for sales training, staff realignment, and product fee enhancements.

Income Taxes
------------

Income taxes increased 103.17% or $749,000 to $1,475,000 for the six months ended March 31, 1999, from $726,000 for the six months ended March 31, 1998. This was due to an increase in income before taxes of 112.51% or $2.4 million to $4.5 million from $2.1 million for the six months ended March 31, 1999, and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the

Company is eligible to borrow funds from the FHLB of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Company at March 31, 1999, was 25.86%.

The primary investing activity of the Company is lending. During the six months ended March 31, 1999, the Company originated $61.3 million of loans, $7.5 million of which were sold. The Company also purchased $19.6 million of loans. The retained originations were primarily funded by increases in deposits, principal repayments of loans and mortgage-backed securities and collateralized mortgage obligations, Federal Home Loan Bank Advances, and reverse repurchase agreements.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At March 31, 1999, the Company had outstanding commitments to originate loans of approximately $54.5 million.

Certificates of deposit scheduled to mature in one year or less at March 31, 1999, totaled $114.3 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

The Company plans to repurchase up to 317,270 shares of its common stock before October 14, 1999. The Company intends to fund the repurchase program through cash on hand and/or liquidation of some of its other interest earning assets.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Savings Bank's actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of March 31, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

Capital Compliance Continued
----------------------------

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                       For Capital Adequacy        Prompt Corrective
                                                  Actual                     Purposes              Action Provisions
                                                  ------                     --------              -----------------
                                          Amount          Ratio        Amount        Ratio        Amount          Ratio
                                          ------          -----        ------        -----        ------          -----
                                                                      (Dollars in Thousands)
As of March 31, 1999:
--------------------

Tangible Capital (To Total Assets)         $38,195         10.69%      $  5,393       1.50%       $     -             -%

Core Capital (To Total Assets)             $38,195         10.69%       $14,381       4.00%       $17,976          5.00%

Tier I Capital (To Risk-Based Assets)      $38,195         17.35%             -          -        $13,207          6.00%

Risk-Based Capital (To Risk-Based
     Assets)                               $40,478         18.39%       $17,609       8.00%       $22,011         10.00%

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

The Company's Year 2000 Committee consists of the Information Services Steering Committee, consisting of a representative of each user department. The committee coordinator makes a quarterly or, as major events are completed, progress report to the Board of Directors. The committee has developed and is implementing a comprehensive plan to make all information and non-information technology assets Year 2000 compliant. The plan is comprised of the following phases:

     1. Awareness - Educational initiatives on Year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Company's Year 2000 preparedness. Additional emphasis will be placed on customer awareness during the third and fourth quarters of 1999 as the end of the year approaches.

     2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. This phase was completed as of September 30, 1997.

     3. Renovation - Review of vendor and service providers responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase was completed as of December 31, 1998.

     4. Validation - Testing all systems and third-party vendors for Year 2000 compliance. The Company is currently in this phase of its plan. Testing was successfully completed on mission critical systems as of December 10, 1998. Baseline, future date and user acceptance tests were performed at a test site, using six critical dates, covering all applications used by the Company. The Company is currently in the process of testing third party vendors to prove compliance. In the event that testing reveals that the third party systems are not Year 2000 compliant, the Company will either transfer to other systems that are Year 2000 compliant or provide additional resources to resolve the Year 2000 issues. Third party vendors were identified by software inventory and department interviews conducted by the Year 2000 coordinator. Other parties whose Year 2000 compliance may effect the Company include the Federal Home Loan Bank of Atlanta, brokerage firms, the Company's ATM network provider, and the Company's pension plan administrator. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers. The responses from third party vendors are monitored and tracked using a computer tracking system.

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

The Company estimates its total cost to replace computer equipment, software programs or other equipment that were not Year 2000 compliant to be approximately $150,000, of which $85,500 has been incurred as of March 31, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own employees spend on Year 2000 issues, which are principally payroll costs.

Because the Company depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve Year 2000 issues presents the following risks to the Company which the Company believes is the most reasonably likely worst - case scenario:

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

The Company has formulated a company-wide contingency plan covering all possible scenarios, and contingency testing is expected to begin during the third quarter of 1999. Since all mission critical systems have passed testing, the worst case scenario would be the loss of power to the building housing the mainframe computer. The leasing of a generator to restore power is under consideration.

Because substantially the Company's entire loan portfolio consists of loans to individuals rather than commercial enterprises, management believes that Year 2000 issues will not impair the ability of the Company's borrowers to repay their debt. An evaluation of the Company's commercial portfolio has been made and a determination made that in the event of losses from the commercial loans that could possibly be affected by Year 2000 failure, it would not have a significant impact on the Company's financial condition at this particular time. Each commercial borrower must complete a Y2K work sheet and business plan referencing their Year 2000 plan no later than June 30, 1999.

The Company has no plans to contract with an independent or outside firm to conduct an analysis of its Year 2000 exposure. The Company's Year 2000 risk analysis and exposure are currently being assessed by the internal auditor and Year 2000 coordinator.

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

                                    PART II

Item 1.    Legal Proceedings
----------------------------

The Company is not a party to any legal proceedings at this time. The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Savings Bank.

Item 2.    Changes in Securities and Use of Proceeds
----------------------------------------------------

None

Item 3.    Defaults Upon Senior Securities
------------------------------------------


Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

None

Item 5.           Other Information
-----------------------------------

None

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------

         A.       Exhibits:
                  --------

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

                  * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-42517).

                  ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                  *** Incorporated by reference to the Company's Definitive Proxy Statement dated December 18, 1998.

         B.       Reports on Form 8-K
                  -------------------

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SouthBanc Shares, Inc.


Date:    May 11, 1999                /s/ Robert W. Orr
                                     --------------------------------------
                                     Robert W. Orr
                                     President and Managing Officer
                                     (Duly Authorized Representative)




Date:    May 11, 1999                /s/ Thomas C. Hall
                                     --------------------------------------
                                     Thomas C. Hall
                                     Chief Financial Officer