Form 10-Q
period 1999-06-30
SOUTHBANC SHARES INC
filed 1999-08-16
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20052

          __________________________________________________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                      or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number  0-23751
                                               --------
     ________________________________________________________________________

                             SouthBanc Shares, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                          58-2361245
        -------------                       ----------
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

     (1)  Yes  X            No
              ---              ---


$0.01 par value of common stock                         3,242,107
-------------------------------                    ------------------
        (Class)                              (Outstanding at June 30, 1999)

                     SouthBanc Shares, Inc. and Subsidiary

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 and
           September 30, 1998 (unaudited)...............................   3
          Consolidated Statements of Income for the Nine Months Ended
           June 30, 1999, and the Three Months Ended June 30, 1999
           (unaudited)..................................................   4
          Consolidated Statements of Stockholders' Equity
           for the Year Ended September 30, 1998 and
           the Nine Months Ended June 30, 1999 (unaudited)..............   5
          Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 1999 and 1998 (unaudited).....................   6
          Notes to Consolidated Financial Statements (unaudited)........   8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the Three Months Ended June 30, 1999 and 1998, and the Nine Months Ended June 30, 1999
           and 1998.....................................................  11
          Liquidity and Capital Resources...............................  16
          Capital Compliance............................................  17
          Impact of New Accounting Pronouncements.......................  18
          Effect of Inflation and Changing Prices.......................  19
          Year 2000 Considerations......................................  19

Item 3.   Market Risk Disclosure........................................  21

Part II   Other Information
          Items:
          1.  Legal Proceedings.........................................  22
          2.  Changes in Securities and Use of Proceeds.................  22
          3.  Defaults Upon Senior Securities...........................  22
          4.  Submission of Matters to a Vote of Senior Holders.........  22
          5.  Other Materially Important Events.........................  22

          Signatures....................................................  23

                     SouthBanc Shares, Inc. and Subsidiary
                    Consolidated Balance Sheets (Unaudited)

Item I - Financial Statements

                                                                                      June 30,                 September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        1999                        1998
---------------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and cash equivalents                                                         $ 16,938,325             $ 21,197,419
Investment securities available for sale (amortized
 cost of $15,474,942 at June 30, 1999, $23,242,091 at
 September 30, 1998)                                                                14,828,939               23,300,684
Federal Home Loan Bank stock, at cost                                                3,100,000                3,289,200
Mortgage-backed securities available for sale
 (amortized cost of $72,374,478 at June 30, 1999,
 and $73,719,144 at September 30, 1998)                                             70,963,529               73,933,292
Loans receivable, (net of allowance for loan losses of
 $2,625,204 at June 30, 1999, and $2,374,044 at
 September 30, 1998)                                                               236,646,021              219,896,116
Investment in limited partnership                                                    1,225,373                  825,373
Real estate acquired in settlement of loans                                            437,200                   88,965
Real estate held for development                                                     2,039,437                1,909,394
Premises and equipment, net                                                          5,880,960                6,350,491
Accrued interest receivable
  Loans receivable                                                                   1,730,959                1,697,058
  Mortgage-backed and other securities                                                 518,975                  527,823
Cash surrender value of life insurance                                               7,762,675                7,473,136
Other                                                                                2,796,989                2,039,982
                                                                                  ------------             ------------
    Total Assets                                                                  $364,869,382             $362,528,933
                                                                                  ============             ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                          $225,008,446             $207,790,775
Advances from the Federal Home Loan Bank ("FHLB")                                   62,000,000               56,000,000
Securities sold under agreements to repurchase                                      20,344,172               20,173,933
Advance payments by borrowers for property taxes and
 insurance                                                                             306,679                  333,681
Accrued interest payable                                                             1,340,301                1,418,770
Accrued expenses and other liabilities                                               2,724,581                2,404,448
                                                                                  ------------             ------------
    Total Liabilities                                                              311,724,179              288,121,607
                                                                                  ------------             ------------

Commitments and contingencies - Note 17

Stockholders' Equity
--------------------
Preferred stock ($0.01 par value; authorized 250,000 shares;
 none issued or outstanding at June 30, 1999, and
 September 30, 1998)                                                                         -                        -
Common stock ($0.01 par value; authorized 7,500,000
 shares; issued and outstanding 3,242,107 shares
 at June 30, 1999. $1.00 par value; authorized
 7,500,000 shares; issued and outstanding
 4,306,410 shares at September 30, 1998)                                                43,220                   43,064
Additional paid-in capital                                                          57,693,618               57,470,324
Retained earnings, restricted                                                       21,485,394               18,154,380
Treasury stock - at cost (1,079,923 shares)                                        (21,710,368)                       -
Accumulated other comprehensive income, net                                         (1,357,589)                 180,009
Indirect guarantee of ESOP debt                                                       (644,470)                (711,140)
Deferred compensation for Management
  Recognition Plan (MRP)                                                            (2,364,602)                (729,311)
                                                                                  ------------             ------------
    Total stockholders equity                                                       53,145,203               74,407,326
                                                                                  ------------             ------------
    Total liabilities and stockholders' equity                                    $364,869,382             $362,528,933
                                                                                  ============             ============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Income (Unaudited)



                                                     For The Nine Months Ended            For The Three Months Ended
                                                              June 30,                              June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                      1999              1998                  1999              1998
-----------------------------------------------------------------------------------------------------------------------

Interest Income:
     Loans                                       $14,139,772          $12,554,182        $ 4,800,983       $ 4,362,767
     Mortgage-backed securities                    3,700,940            2,924,781          1,244,596         1,198,782
     Other investments                             1,740,958            1,660,195            523,266           816,504
                                                 -----------          -----------        -----------       -----------
        Total interest income                     19,581,670           17,139,158          6,568,845         6,378,053
                                                 -----------          -----------        -----------       -----------


Interest expense:
     Interest on deposits:
        Transaction accounts                         840,510              438,050            272,243           142,226
        Passbook accounts                            463,720              476,382            160,456           164,077
        Certificate accounts                       5,397,886            5,792,400          1,788,269         1,854,903
                                                 -----------          -----------        -----------       -----------
        Total interest on deposits                 6,702,116            6,706,832          2,220,968         2,161,206
     Interest on borrowings                        3,408,426            2,263,893          1,112,569           911,833
                                                 -----------          -----------        -----------       -----------
        Total interest expense                    10,110,542            8,970,725          3,333,537         3,073,039
                                                 -----------          -----------        -----------       -----------
Net interest income                                9,471,128            8,168,433          3,235,308         3,305,014
Provision for loan losses                            330,000              302,500            170,000            40,000
                                                 -----------          -----------        -----------       -----------
Net interest income after provision for
   loan losses                                     9,141,128            7,865,933          3,065,308         3,265,014
                                                 -----------          -----------        -----------       -----------
Other income:
   Loan and deposit account service charges        2,518,824            1,578,413            924,004           579,283
   Gain (Loss) on sale of investments                126,418               80,273           (170,888)           (9,995)
   Gain (Loss) on sale of real estate acquired
      in settlement of loans                          13,973               24,257             (9,310)           14,321
   Gain on sale of loans, net                         88,070                6,871              6,892            10,799
   Gain on sale of real estate
     held for development                            300,889              130,551            128,216            63,193
   (Loss) on sale of premises and equipment, net          --               (4,122)                --            (1,230)
   Other                                             923,651              728,374            381,820           220,740
                                                 -----------          -----------        -----------       -----------
        Total other income                         3,971,825            2,544,617          1,260,734           877,111
                                                 -----------          -----------        -----------       -----------
Decrease in loss reserve on limited
   partnership                                       400,000                   --            400,000                --
                                                 -----------          -----------        -----------       -----------
General and administrative expenses:
   Salaries and employee benefits                  3,476,736            3,465,476          1,201,462         1,199,305
   Occupancy                                         371,264              341,842            124,972           152,928
   Furniture and equipment expense                   818,064              750,596            258,196           244,981
   FDIC insurance premiums                            91,923               92,627             31,476            31,152
   Advertising                                       136,685              168,301             75,444            46,921
   Data processing                                   438,115              319,972            156,301           114,376
   Office supplies                                   216,771              255,107             77,738            90,460
   Other                                           1,082,549            1,082,886            420,854           446,057
                                                 -----------          -----------        -----------       -----------
        Total general and administrative
          expenses                                 6,632,107            6,476,807          2,346,443         2,326,180
                                                 -----------          -----------        -----------       -----------
Income before income taxes                         6,880,846            3,933,743          2,379,599         1,815,945
Income taxes                                       2,257,457            1,335,960            782,899           609,968
                                                 -----------          -----------        -----------       -----------
Net income                                       $ 4,623,389          $ 2,597,783        $ 1,596,700       $ 1,205,977
                                                 ===========          ===========        ===========       ===========
Basic earnings per share                               $1.34                $0.60              $0.51             $0.29
                                                 ===========          ===========        ===========       ===========
Diluted earnings per share                             $1.26                $0.59              $0.48             $0.27
                                                 ===========          ===========        ===========       ===========
Weighted average shares outstanding:
   Basic                                           3,463,213            4,303,977          3,137,542         4,185,897
                                                 ===========          ===========        ===========       ===========
   Diluted                                         3,670,966            4,410,161          3,350,282         4,411,353
                                                 ===========          ===========        ===========       ===========
Dividends per share                                    $0.39                $0.36              $0.15             $0.12
                                                 ===========          ===========        ===========       ===========

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                Consolidated Statements of Stockholder's Equity
Year Ended September 30, 1998, and Nine Months Ended June 30, 1999 (Unaudited)

                                                                                                               Accumulated
                                                                                                                  Other
                                                                               Additional      Retained       Comprehensive
                                                  Common         Common          Paid-in       Earnings          Income,
                                                  Shares          Stock          Capital      Restricted      Net of Taxes
                                                ----------     -----------     -----------    -----------     -------------
Balance at September 30, 1997                    1,508,873     $ 1,508,873     $11,651,917    $18,381,766      $    188,423
Net income                                                                                      1,262,043
Other comprehensive income/(loss)
     Unrealized loss on securities,  net                                                                            108,662

     Less reclassification adjustment for gains
     realized in net income,                                                                                       (117,076)
     net                                                                                                      -------------
Total other comprehensive
     income/(loss)                                                                                                   (8,414)
Comprehensive income

Exercise of stock options                            1,317           1,317          31,937
Reduction of ESOP debt
ESOP expense                                                                       187,592
Purchase of common stock
     for MRP
Earned portion of MRP
Dividends on common stock                                                                      (1,489,429)
Sale of common stock (less
     offering expenses of
     of $1,494,488)                              2,281,312          22,813      44,108,939
Par Value                                          514,908      (1,489,939)      1,489,939
                                                ----------     -----------     -----------    -----------       -----------

Balance at September 30, 1998                    4,306,410          43,064      57,470,324     18,154,380           180,009

Net income                                                                                      4,623,389
Other comprehensive
 income/(loss)
     Unrealized loss on securities,  net                                                                         (1,453,404)

     Less reclassification adjustment for gains
     realized in net income, net                                                                                    (84,194)
                                                                                                              -------------
Total other comprehensive
     income/(loss)                                                                                               (1,537,598)
Comprehensive income

Exercise of stock options                           15,620             156          68,057
Reduction of ESOP debt
ESOP expense                                                                       132,424
Earned portion of MRP
Dividends on common stock                                                                      (1,292,375)
Transfer from Treasury Stock to
     MRP                                            91,252                          22,813
Purchase of Treasury Stock                      (1,171,175)
                                                ----------     -----------     -----------    -----------       -----------
Balance at June 30, 1999                         3,242,107     $    43,220     $57,693,618    $21,485,394       ($1,357,589)
                                                ==========     ===========     ===========    ===========       ===========


































                                                                  Indirect
                                                                  Guarantee        Deferred
                                                                     of          Compensation
                                                  Treasury          ESOP             for
                                                    Stock           Debt             MRP           Total
                                                 ------------     ---------     -----------     ------------
Balance at September 30, 1997                   $           0     ($804,024)      ($325,212)    $ 30,601,743
Net income                                                                                         1,262,043
Other comprehensive income/(loss)
     Unrealized loss on securities,  net                                                        $    108,662

     Less reclassification adjustment for gains
     realized in net income,                                                                        (117,076)
     net                                                                                        ------------
Total other comprehensive
     income/(loss)                                                                                    (8,414)
Comprehensive income                                                                               1,253,629

Exercise of stock options                                                                             33,254
Reduction of ESOP debt                                               92,884                           92,884
ESOP expense                                                                                         187,592
Purchase of common stock
     for MRP                                                                       (616,558)        (616,558)
Earned portion of MRP                                                               212,459          212,459
Dividends on common stock                                                                         (1,489,429)
Sale of common stock (less
     offering expenses of
     of $1,494,488)                                                                               44,131,752
Par Value
                                                 ------------     ---------     -----------     ------------

Balance at September 30, 1998                   $           0      (711,140)       (729,311)      74,407,326

Net income                                                                                         4,623,389
Other comprehensive
 income/(loss)
     Unrealized loss on securities,  net                                                          (1,453,404)

     Less reclassification adjustment for gains
     realized in net income, net                                                                     (84,194)
                                                                                                ------------
Total other comprehensive
     income/(loss)                                                                                (1,537,598)
Comprehensive income                                                                               3,085,791

Exercise of stock options                                                                             68,213
Reduction of ESOP debt                                               66,670                           66,670
ESOP expense                                                                                         132,424
Earned portion of MRP                                                               218,037          218,037
Dividends on common stock                                                                         (1,292,375)
Transfer from Treasury Stock to
     MRP                                            1,830,515                    (1,853,328)
Purchase of Treasury Stock                        (23,540,883)                                   (23,540,883)
                                                 ------------     ---------     -----------     ------------
Balance at June 30, 1999                         ($21,710,368)    ($644,470)    ($2,364,602)    $ 53,145,203
                                                 ============     =========     ===========     ============

See accompanying notes to consolidated financial statements.

                                               SouthBanc Shares, Inc. and Subsidiary
                                               Consolidated Statements of Cash Flows
                                       Nine Months Ended June 30, 1999 and 1998 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                          $  4,623,389          $   2,597,783
    Adjustments to  reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                         657,043                630,495
        Amortization (accretion), net                                       (683,828)              (353,439)
        Provision for loan losses                                            330,000                302,500
        (Earnings) on investment in limited
           partnership                                                      (400,000)               (40,413)
        Gain on sale of investments, net                                    (126,418)               (80,273)
        Gain on sale of real estate                                          (13,973)               (24,257)
        Gain on sale of loans, net                                           (88,070)                (6,871)
        Gain on sale of real estate held for development                    (300,889)              (130,551)
        Loss on sale of premises and equipment                                     -                  4,122
        Deferred compensation                                                350,461                295,253
        Increase in accrued interest
          receivable and other assets                                       (782,060)            (1,592,640)
        Increase in other liabilities                                        241,664              1,060,059
                                                                        ------------          -------------
          Net cash provided by operating activities                        3,807,319              2,661,768
                                                                        ------------          -------------

Cash flows from investing activities:
    Increase in loans receivable, net                                       (791,767)           (21,602,824)
    Purchases of loans receivable                                        (24,253,800)           (40,012,887)
    Purchase of mortgage-backed securities                               (34,802,010)           (76,558,502)
    Purchases of investment securities                                    (5,052,771)           (21,542,571)
    Purchases of investments in limited partnership                                -               (181,125)
    Purchase of life insurance                                                     -             (1,386,538)
    Purchases of FHLB stock                                               (1,060,800)            (2,242,100)
    Purchase of premises and equipment                                      (187,512)              (853,174)
    Sales of loans receivable                                              7,476,562             28,185,649
    Proceeds from redemption of FHLB stock                                 1,250,000                802,900
    Principal repayments on mortgage-backed securities                    27,081,017             12,323,751
    Proceeds from sale of mortgage-backed securities,
      available for sale                                                   9,384,356             15,317,719
    Proceeds from maturities of investment securities                        500,000              4,327,517
    Proceeds from sale of investment securities,
      available for sale                                                  13,314,025                430,298
    Proceeds from sale of real estate owned                                  242,908                148,908
    Proceeds from sale of real estate held for development                   880,582                520,581
    Proceeds from sale of premises and equipment                                   -                 20,800
    Capital improvements of real estate held for development                (709,736)              (155,972)
                                                                        ------------          -------------
      Net cash used in investing activities                               (6,728,946)          (102,457,570)
                                                                        ------------          -------------

                                   Continued

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

             Nine Months Ended June 30, 1999 and 1998 (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                                1999             1998
---------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
    Increase in deposit accounts                                             17,217,671         2,367,360
    Proceeds from FHLB Advances                                              67,000,000       116,813,120
    Repayment of FHLB Advances                                              (61,000,000)      (70,029,536)
    Proceeds from securities sold under agreements
         to repurchase                                                          170,239        20,080,031
    Proceeds from the sale of stock subscriptions                                     -        45,659,494
    Purchase of Treasury stock                                              (23,540,883)                -
    Exercise of stock options                                                    68,213                 -
    Payment of stock offering costs                                                   -        (1,451,738)
    Purchase of stock for MRP                                                         -          (612,448)
    Repayments of ESOP loan                                                      66,670            70,661
    Dividends paid on common stock                                           (1,292,375)         (972,661)
    Decrease in advance payments by borrowers
        for property taxes and insurance                                        (27,002)         (124,231)
                                                                          -------------     -------------
              Net cash provided by (used in) financing activities            (1,337,467)      111,800,052

Net increase (decrease) in cash and cash equivalents                         (4,259,094)       12,004,250

Cash and cash equivalents, beginning of year                                 21,197,419        13,499,332
                                                                          -------------     -------------
Cash and cash equivalents, end of year                                     $ 16,938,325     $  25,503,582
                                                                          =============     =============

Supplemental disclosures:
    Cash paid during the year for
        Interest                                                           $ 10,189,011     $   8,916,132
                                                                          =============     =============
        Taxes                                                              $  1,598,554     $     576,000
                                                                          =============     =============

Noncash investing activities:
    Additions to real estate acquired in settlement of loans               $    577,170     $     174,058
                                                                          =============     =============

    Loans receivable exchanged for mortgage-backed
        securities                                                                    -     $   5,167,985
                                                                          =============     =============
    Change in unrealized net gain (loss) on securities
        available for sale, net of tax                                      ($1,537,598)    $     102,289
                                                                          =============     =============
    Increase (decrease) in Employee Stock
        Ownership Plan debt guaranteed by the Bank                             ($66,670)         ($70,661)
                                                                          =============     =============



See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation
     ---------------------

       The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1998.

2.   Principles of Consolidation
     ---------------------------

       The accompanying unaudited consolidated financial statements include the accounts of the Company, Perpetual Bank, A Federal Savings Bank, ("Savings Bank"), and the Savings Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services.

       United Service Corporation is a wholly-owned subsidiary of the Savings Bank. At June 30, 1999, United Service had assets of $2.6 million. United Service is involved in two residential and two commercial real estate development projects.

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

       The Company's Board of Directors declared a cash dividend of $.15 per share to its shareholders during the quarter ended June 30, 1999, payable to shareholders of record as of July 5, 1999.

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


       RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                       FOR THE QUARTER ENDED JUNE 30, 1999
                                      -------------------------------------
                                        INCOME         SHARE      PER SHARE
                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                      -----------  -------------  ---------

     BASIC EPS                        $1,596,700      3,137,542       $0.51

     Effect of Diluted Securities:
     Stock Options                             0        107,386
     ESOP                                      0        105,354
                                      ----------      ---------

     Diluted EPS                      $1,596,700      3,350,282       $0.48

                                       FOR THE QUARTER ENDED JUNE 30, 1998
                                      -------------------------------------
                                        INCOME         SHARE      PER SHARE
                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                      -----------  -------------  ---------

     BASIC EPS                        $1,205,977      4,185,897       $0.29

     Effect of Diluted Securities:
     Stock Options                             0        106,757
     ESOP                                      0        118,699
                                      ----------      ---------

     Diluted EPS                      $1,205,977      4,411,353       $0.27

     ------------------------------

     RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                     FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                     ---------------------------------------
                                        INCOME         SHARE      PER SHARE
                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                      -----------  -------------  ---------

     BASIC EPS                        $4,623,389      3,463,213       $1.34

     Effect of Diluted Securities:
     Stock Options                             0        102,399
     ESOP                                      0        105,354
                                      ----------      ---------

     Diluted EPS                      $4,623,389      3,670,966       $1.26


                                      FOR THE NINE MONTHS ENDED JUNE 30, 1998
                                      ---------------------------------------
                                        INCOME         SHARE      PER SHARE
                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                      -----------  -------------  ---------

     BASIC EPS                        $2,597,783      4,185,278       $0.62

     Effect of Diluted Securities:
     Stock Options                             0        106,184
     ESOP                                      0        118,699
                                      ----------      ---------

     Diluted EPS                      $2,597,783      4,410,161       $0.59

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1999 and September 30, 1998

Total assets increased 0.66% or $2.4 million to $364.9 million at June 30, 1999, from $362.5 million at September 30, 1998, as a result of an increase in loans receivable. Loans receivable increased 7.59% or $16.7 million to $236.6 million at June 30, 1999, from $219.9 million at September 30, 1998. The increase in loans receivable resulted from growth in first mortgage residential loans which increased $5.3 million to $133.7 million at June 30, 1999, from $128.4 million at September 30, 1998, residential construction loans which increased $3.6 million to $26.0 million at June 30, 1999 from $22.4 million at September 30, 1998, commercial real estate which increased $5.1 million to $40.2 million at June 30, 1999, from $35.1 million at September 30, 1998, commercial loans which increased $2.5 million to $13.7 million at June 30, 1999, from $11.2 million at September 30, 1998, and consumer loans which increased $0.2 million to $23.0 million at June 30, 1999, from $22.8 million at September 30, 1998.

Cash and cash equivalents decreased 20.28% or $4.3 million to $16.9 million at June 30, 1999, from $21.2 million at September 30, 1998. These funds were used to fund the common stock repurchase programs. The Company received regulatory approval to repurchase up to 26.53% (or 1,141,523 shares) of its outstanding shares of common stock. The repurchases commenced on November 2, 1998, and were completed by March 10, 1999, at an average cost of $20.06 per share. The Company received a second regulatory approval to repurchase up to 10.00% (or 317,270 shares) of its outstanding shares of common stock. The repurchases commenced on April 14, 1999 and at June 30, 1999, 29,652 shares had been repurchased.

Investment securities available-for-sale decreased 36.48% or $8.5 million to $14.8 million at June 30, 1999, from $23.3 million at September 30, 1998. The Company sold $3.0 million of equity investments and $4.1 million of a trust preferred security, and $3.0 million of a municipal bond, and purchased $1.7 million of equity investments and $1.0 million of U. S. Treasury Note maturing in March 2000, yielding 4.91%. The Company also purchased $3.3 million of a Federal Home Loan Mortgage Corporation note yielding 6.10% that was called in February 1999.

Mortgage-backed securities available-for-sale decreased 3.92% or $2.9 million to $71.0 million at June 30, 1999, from $73.9 million at September 30, 1998. The Company purchased $2.0 million of collateralized mortgage obligations with a fixed coupon of 7.00% and purchased $32.8 million of Government National Mortgage Association (GNMA) fixed rate mortgage-backed securities with a coupon of 7.00% maturing in thirty years. The Company sold $9.4 million GNMA adjustable rate mortgage-backed securities with coupon rates between 5.50% and 6.50% maturing in thirty years. Principal repayments on mortgage-backed securities were $27.1 million.

The investment in the limited partnership was increased to $1,225,000 at June 30, 1999, from $825,000 at its March 31, 1999, December 31, 1998, and September 30, 1998, based upon an independent appraisal. Future adjustments to the valuation reserve will be recorded as deemed necessary. The limited partnership, an equity investment, invests in mortgage servicing rights tied to a national portfolio of residential mortgage loans.

Real estate held for development increased $0.1 million to $2.0 million at June 30, 1999, from $1.9 million at September 30, 1998. United Service Corporation sold eighteen single-family residential lots in The Meadows Subdivision at a cost of $355,000. Seven lots remain available for sale in Phase I in The Meadows residential subdivision. United Service Corporation sold one five-acre tract of land in the commercial real estate in Perpetual Square at a cost of $160,000. One tract of 8.0 acres and another tract of 5.0 acres remain available for sale in Perpetual Square.

Deposits increased 8.28% or $17.2 million to $225.0 million at June 30, 1999, from $207.8 million at September 30, 1998. Non interest bearing checking accounts increased 11.84% or $1.8 million to $17.0 million at June 30, 1999, from $15.2 million at September 30, 1998. Interest bearing checking accounts increased 22.63% or $8.1 million to $43.9 million at June 30, 1999, from $35.8 million at September 30, 1998, as the Company continues to offer checking products that are more aggressively priced than those offered by competitors. Statement savings accounts decreased 7.14% or $1.8 million to $27.0 million at June 30, 1999, from $25.2 million at September 30, 1998. Certificates of deposits increased 4.18% or $5.5 million to $137.1 million at June 30, 1999, from $131.6 million at September 30, 1998.

Advances from the Federal Home Loan Bank increased 10.71% or $6.0 million to $62.0 million at June 30, 1999, from $56.0 million at September 30, 1998. The advances were used to fund the common stock repurchase program and to fund loan originations and loan purchases from Mortgage First Service Corporation, a subsidiary of the Savings Bank.

Stockholders equity decreased 28.63% or $21.3 million to $53.1 million at June 30, 1999, from $74.4 million at September 30, 1998. Retained earnings were offset by dividends paid in the amount of $1.3 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account, which was $21.7 million at June 30, 1999. The Company received regulatory approval to purchase up to 10% (or 317,270 shares) of its outstanding shares of common stock; 29,652 shares had been purchased at June 30, 1999. The repurchases commenced on April 14, 1999, and are expected to be completed by October 14, 1999. Accumulated other comprehensive income net decreased $1.5 million to a ($1.4) million at June 30, 1999, from $180,000 at September 30, 1998, due to a decrease in the market value of the investment securities available for sale and mortgage-backed securities available for sale resulting from an increase in interest rates in the securities markets.

Deferred compensation for Management Recognition Plan (MRP) increased $1.9 million to ($2.4) million at June 30, 1999, from ($0.7) million at September 30, 1998, due to the transfer of 91,252 shares of common stock valued at $1.8 million from Treasury Stock. The MRP was approved at the January 27, 1999 stockholders meeting.


Comparison of Operating Results for the Three Months Ended June 30, 1999, and
1998

Net Income
----------

Net income for the three months ended June 30, 1999, increased 32.40% to $1.6 million or $0.51 basic earnings per share and $0.48 diluted earnings per share, compared to $1.2 million or $0.29 basic earnings per share and $0.27 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income decreased $70,000 to $3.2 million for the three months ended June 30, 1999, from $3.3 million for the three months ended June 30, 1998.
Total interest income increased 2.99% or $191,000 to $6.6 million for the three months ended June 30, 1999, from $6.4 million for the three months ended June 30, 1998, due primarily to a higher average balance of outstanding loans which increased $35.3 million or 17.65% to an average of $235.3 million yielding 8.16% for the three months ended June 30, 1999, from $200.0 million yielding 8.73% for the three months ended June 30, 1998. Interest income on mortgage-backed securities increased 3.82% or $46,000 to $1.2 million for the three months ended June 30, 1999, as the average yield increased to 6.55% for the three months ended June 30, 1999, from 6.07% for the three months ended June 30, 1998 and the average balance decreased $3.0 million to $76.0 million for the three months ended June 30, 1999, from $79.0 million. Interest income on other investments decreased 35.91% or $293,000 due primarily to a lower average balance of investment securities and interest bearing securities which decreased 40.27% or $21.1 million, to an average balance of $31.3 million yielding 6.69% for the three months ended June 30, 1999, from $52.4 million yielding 6.24% for the three months ended June 30, 1998. The higher average balance of investment securities and interest bearing securities for the three months ended June 30, 1998, was due to the over-subscription of the stock offering in April 1998.

Interest Expense
----------------

Interest expense on deposits increased 2.77% or $60,000 as the average outstanding balance increased 10.75% or $22.0 million to $226.7 million at an average cost of 3.92% for the three months ended June 30, 1999, from $204.7 million at an average cost of 4.22% for the three months ended June 30, 1998. Interest on borrowings increased $201,000 to $1.1 million for the three months ended June 30, 1999, from $912,000 for the three months ended June 30, 1998, as the average borrowings increased 14.66% or $11.1 million to $86.8 million for the three months ended June 30, 1999, from $75.7 million for the three months ended June 30, 1998.

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

The provision for loan losses increased 325.0% or $130,000 to $170,000 for the three months ended June 30, 1999, from $40,000 for the three months ended June 30, 1998, due to an increase of net charge-offs and an increase in non-performing assets. Net charge-offs increased $46,000 to $52,000 for the three months ended June 30, 1999, from $6,000 for the three months ended June 30, 1998.

Non-performing assets at June 30, 1999, were $2.3 million consisting of $87,000 of residential mortgage construction loans, $437,000 of real estate acquired in settlement of loans, $705,000 of single family residential loans, $842,000 of a commercial real estate loan, $35,000 of land loans, $136,000 of commercial loans, and $107,000 of consumer loans.

Non-performing assets at September 30, 1998, were $1.3 million consisting of $383,000 of residential mortgage construction loans, $90,000 of real estate acquired in settlement of loans, $499,000 of single family residential loans, $35,000 of commercial real estate loans, $31,000 of land loans, $206,000 of commercial loans, and $20,000 of consumer loans.

The allowance for loan losses to total loans was 1.10% at June 30, 1999, and 1.07% at September 30, 1998.

Decrease In Loss Reserve On Limited Partnership
-----------------------------------------------

Decrease in loss reserve on limited partnership was $400,000 for the three months ended June 30, 1999, compared to no change in the reserve for the three months ended June 30, 1998. Based on an independent appraisal, the loss reserve established for the limited partnership was decreased resulting in an increase in the book value of the limited partnership and income before taxes of $400,000. Recent ascension in market interest rates have improved the value of the limited partnership. The limited partnership, an equity investment, invests in mortgage servicing rights tied to a national portfolio of residential mortgage loans.

Other Income
------------

Total other income increased 43.78% or $384,000 to $1.3 million for the three months ended June 30, 1999, from $877,000 for the three months ended June 30, 1998. Loan and deposit service charges increased $345,000 to $924,000 from $579,000 for the three months ended June 30, 1998, as a result of an increase in the number of checking accounts and changes to the fee structure of deposit accounts. Gain (loss) on sale of investments was a loss of $171,000 for the three months ended June 30, 1999, compared to a loss of $10,000 for the three months ended June 30, 1998. Gain or loss on sale of real estate acquired in settlement of loans was a loss of $9,000 for the three months ended June 30, 1999, compared to a gain of $14,000 for the three months ended June 30, 1998.

Gain on sale of loans was $7,000 for the three months ended June 30, 1999, compared to a gain of $11,000 for the three months ended June 30, 1998. Gain on sale of real estate held for development was $128,000 for the three months ended June 30, 1999, as eight residential lots were sold by the United Service Corporation in The Meadows residential subdivision and two two-acre tracts of industrial real estate sold in Northpark Industrial Park compared to $63,000 for the three months ended June 30, 1998, as four residential lots were sold in The Meadows and one one-acre tract of industrial real estate was sold in Northpark Industrial Park. Other income increased $161,000 to $382,000 for the three months ended June 30, 1999, compared to $221,000 for the three months ended June 30, 1998, due to earnings from cash surrender value of life insurance and the account receivable processing service.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 0.17% or $2,000 and remained at $1.2 million for the three months ended June 30, 1999, and for the three months ended June 30, 1998, as staff realignments in an effort to reduce costs resulted in a decrease of sixteen employees to 105 employees for the three months ended June 30, 1999, from 121 for the three months ended June 30, 1998. Office occupancy decreased 18.30% or $28,000 to $125,000 for the three months ended June 30, 1999, from $153,000 for the three months ended June 30, 1998, due to a decrease in building maintenance. Furniture and equipment expenses increased 5.31% or $13,000 to $258,000 for the three months ended June 30, 1999, from $245,000 for the three months ended June 30, 1998. Advertising decreased 59.57% or $28,000 to $75,000 for the three months ended June 30, 1999, from $47,000 for the three months ended June 30, 1998, as a result of an advertising campaign promoting enhanced checking products, to increase checking fee income. Data processing increased 36.84% or $42,000 to $156,000 for the three months ended June 30, 1999, from $114,000 for the three months ended June 30, 1998, as a result of increased volume and cost of ATM and debit card processing and Year 2000 computer and computer software testing costs of $5,000. Office supplies decreased 13.33% or $12,000 to $78,000 for the three months ended June 30, 1999, from $90,000 for the three months ended June 30, 1998, due to a decrease in the purchase of data processing supplies. Other operating expenses decreased 5.61% or $25,000 to $421,000 for the three months ended June 30, 1999, from $446,000 for the three months ended June 30, 1998, due to consultant fees for sales training, staff realignment and product fee enhancements.

Income Taxes
------------

Income taxes increased 28.36% or $173,000 to $783,000 for the three months ended June 30, 1999, from $610,000 for the three months ended June 30, 1998. This was due to an increase in income before taxes of 31.33% or $564,000 to $2.4 million from $1.8 million for the three months ended June 30, 1999, and 1998, respectively.


Comparison of Operating Results for the Nine Months Ended June 30, 1999, and
1998

Net Income
----------

Net income for the nine months ended June 30, 1999, increased 77.97% to $4.6 million or $1.34 basic earnings per share and $1.26 diluted earnings per share, compared to $2.6 million or $0.60 basic earnings per share and $0.59 diluted earnings per share for the same nine months a year ago.

Net Interest Income
-------------------

Net interest income increased $1.3 million to $9.5 million for the nine months ended June 30, 1999, from $8.2 million for the nine months ended June 30, 1998. Total interest income increased 14.62% or $2.5 million to $19.6 million for the nine months ended June 30, 1999, from $17.1 million for the nine months ended June 30, 1998, due primarily to a higher average balance of outstanding loans which increased $41.8 million or 21.71% to an average of $234.3 million yielding 8.05% for the nine months ended June 30, 1999, from $192.5 million yielding 8.70% for the nine months ended June 30, 1998. Interest income on mortgage-backed securities increased 26.76% or $776,000 to $3.7 million for the nine months ended June 30, 1999, from $2.9 million for the nine months ended June 30, 1998, due primarily to a higher average balance of mortgage-backed securities available for sale which increased $14.7 million or 23.63% to an average of $76.9 million yielding 6.42% for the nine months ended June 30, 1999, from $62.2 million yielding 6.27% for the nine months ended June 30, 1998. Interest income on other investments increased 4.88% or $81,000 as the average balance of investment securities and interest bearing deposits increased 9.12% or $3.0 million.

Interest Expense
----------------

Interest expense on deposits decreased 0.07% or $5,000 as the average cost of deposits decreased to 4.06% for the nine months ended June 30, 1999, from 4.38% for the nine months ended June 30, 1998, and the average outstanding balance increased 7.81% or $16.0 million. Interest on borrowings increased 47.83% or $1.1 million to $3.4 million for the nine months ended June 30, 1999, from $2.3 million for the nine months ended June 30, 1998, as the average borrowings increased 48.15% or $28.6 million to $88.0 million for the nine months ended June 30, 1999, from $59.4 million for the nine months ended June 30, 1998.

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

The provision for loan losses increased 9.09% or $27,500 to $330,000 for the nine months ended June 30, 1999, from $302,500 for the nine months ended June 30, 1998, as the non-performing assets increased $1.0 million to $2.3 million at June 30, 1999, compared to $1.3 million at September 30, 1998.

Decrease In Loss Reserve On Limited Partnership
-----------------------------------------------

Decrease in loss reserve on limited partnership was $400,000 for the nine months ended June 30, 1999, compared to no change in the reserve for the nine months ended June 30, 1998. Based on an independent appraisal, the loss reserve established for the limited partnership was decreased resulting in an increase in the book value of the limited partnership and income before taxes of $400,000. Recent ascension in market interest rates have improved the value of
the limited partnership.   The limited partnership, an equity investment,
invests in mortgage servicing rights tied to a national portfolio of residential mortgage loans.


Other Income
------------

Total other income increased 60.00% or $1.5 million to $4.0 million for the nine months ended June 30, 1999, from $2.5 million for the nine months ended June 30, 1998. Loan and deposit service charges increased $900,000 to $2.5 million for the nine months ended June 30, 1999, from $1.6 million for the nine months ended June 30, 1998, as a result of an increase in the number of checking accounts and changes to the fee structures of deposit accounts. Gain (loss) on sale of investments was $126,000 for the nine months ended June 30, 1999, from the profit of $435,000 on the sale of equity investments, and the loss of $309,000 from the sale of a municipal bond and a trust preferred bond, compared to a gain of $80,000 for the nine months ended June 30, 1998. Gain (loss) on sale of real estate acquired in settlement of loans was a gain of $14,000 for the nine months ended June 30, 1999, compared to a gain of $24,000 for the nine months ended June 30, 1998. Gain on sale of loans, net, was a gain of $88,000 for the nine months ended June 30, 1999, compared to a gain of $7,000 for the nine months ended June 30, 1998. Gain on sale of real estate held for development was $301,000 for the nine months ended June 30, 1999, as fifteen residential lots were sold by the United Service Corporation in The Meadows residential subdivision, one five-acre tract of commercial real estate was sold in Perpetual Square and two two-acre tracts of industrial real estate sold in Northpark Industrial Park, compared to a gain of $131,000 for the nine months ended June 30, 1998, as six residential lots were sold in The Meadows and three tracts of industrial real estate was sold in Northpark Industrial Park. Other income increased $196,000 to $924,000 for the nine months ended June 30, 1999, compared to $728,000 for the nine months ended June 30, 1998, due to earnings from the cash surrender value of life insurance.

General and Administrative
---------------------------

General and administrative expenses increased 1.54% or $100,000 to $6.6 million for the nine months ended June 30, 1999, from $6.5 million for the nine months ended June 30, 1998. Salaries and employee benefits increased 0.35% or $12,000 due to normal salary increases, which were offset by staff realignments in an effort to reduce costs, which resulted in a decrease of sixteen employees to 105 employees for the nine months ended June 30, 1999, compared to 121 employees for the nine months ended June 30, 1998. Office occupancy increased 8.48% or $29,000 to $371,000 for the nine months ended June 30, 1999, from $342,000, due to increases in property taxes and building maintenance. Furniture and equipment expenses increased 8.92% or $67,000 to $818,000 for the nine months ended June 30, 1999, from $751,000 for the nine months ended June 30, 1998, due to upgrades in data processing equipment and software resulting in an increase of depreciation expense of $27,000 and an increase in service contracts of $30,000. Advertising decreased 18.45% or $31,000 to $137,000 for the nine months ended June 30, 1999, from $168,000 for the nine months ended June 30, 1998, as a result of winding down the Free Checking Advertising Campaign that began in October 1994. Data processing increased 36.88% or $118,000 to $438,000 for the nine months ended June 30, 1999, from $320,000 for the nine months ended June 30, 1998, as a result of increased volume and cost of ATM and debit card processing, and Year 2000 computer and computer software testing costs of $35,000. Office supplies decreased 14.90% or $38,000 to $217,000 for the nine months ended June 30, 1999, from $255,000 for the nine months ended June 30, 1998, due to a decrease in the purchase of data processing supplies. Other operating expenses were $1.1 million for the nine months ended June 30, 1999 and 1998.

Income Taxes
------------

Income taxes increased 76.92% or $1.0 million to $2.3 million for the nine months ended June 30, 1999, from $1.3 million for the nine months ended June 30, 1998. This was due to an increase in income before taxes of 76.92% or $3.0 million to $6.9 million from $3.9 million for the nine months ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the FHLB of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Company at June 30, 1999, was 20.52%.

The primary investing activity of the Company is lending. During the nine months ended June 30, 1999, the Company originated $78.5 million of loans, $7.5 million of which were sold. The Company also purchased $24.3 million of loans. The retained originations were primarily funded by increases in deposits, principal repayments of loans and mortgage-backed securities and collateralized mortgage obligations, Federal Home Loan Bank Advances, and reverse repurchase agreements.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At June 30, 1999, the Company had outstanding commitments to originate loans of approximately $56.7 million.

Certificates of deposit scheduled to mature in one year or less at June 30, 1999, totaled $122.0 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

The Company plans to repurchase up to 288,273 shares of its common stock before
October 14, 1999, subject to market conditions.   The Company intends to fund
the repurchase program through cash on hand and/or liquidation of some of its other interest earning assets.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Savings Bank's actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of June 30, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

Capital Compliance Continued
----------------------------

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                   For Capital Adequacy    Prompt Corrective
                                                     Actual              Purposes          Action Provisions
                                                 ---------------  -----------------------  ------------------
                                                 Amount   Ratio     Amount       Ratio      Amount     Ratio
                                                 -------  ------  -----------  ----------  ---------  -------
                                                                  (Dollars in Thousands)
As of June 30, 1999:
-----------------------------------------------

Tangible Capital (To Total Assets)               $39,820  11.30%      $ 5,284       1.50%  $          %

Core Capital (To Total Assets)                   $39,820  11.30%      $14,090       4.00%    $17,613    5.00%

Tier I Capital (To Risk-Based Assets)            $39,820  17.88%            -          -     $13,336    6.00%

Risk-Based Capital (To Risk-Based Assets)        $42,202  18.95%      $17,818       8.00%    $22,272   10.00%

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

     4. Validation - The Company has successfully completed the validation phase of the Y2K plan. Testing was completed on mission critical systems as of December 10, 1998. Baseline, future date and user acceptance tests were performed at a test site, using six critical dates, covering all applications used by the Company. Third party vendors were identified through software inventory and department interviews conducted by the Year 2000 coordinator. These applications were successfully tested and validated as of June 25, 1999. Tests were performed on site using Y2K compliant hardware and software. System dates were rolled to the dates deemed critical by the Company. Other parties whose Year 2000 compliance may effect the Company include the Federal Home Loan Bank of Atlanta, brokerage firms, the Company's ATM network provider, and the Company's pension plan administrator. These third parties have indicated their compliance. Where testing was not possible, the Company relied on certifications from vendors and service providers. The responses from all system vendors and other company's are monitored and tracked using a computer tracking system.

     5. Implementation - Replacement or repair of non-compliant technology. The Company has completed the readiness phase of the Y2K plan. All hardware and software the bank utilizes has been upgraded or replaced to be Y2K compliant. The readiness phase was completed by June 30, 1999, meeting FFIEC guidelines.

The Company estimated its total cost to replace computer equipment, software programs or other equipment that were not Year 2000 compliant to be approximately $150,000, of which $118,139 has been incurred as of June 30, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own employees spend on year 2000 issues, which are principally payroll costs.

Because the Company depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve Year 2000 issues presents the following risks to the Company which the Company believes is the most reasonably likely worst case scenario:

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

The Company has formulated a company-wide Y2K business resumption contingency plan that includes management efforts in the area of cash and liquidity planning for the time period prior to and immediately following the Year 2000. Business functions have been prioritized based on the probability of a system failure in that area and its impact to that function. The plan provides for the majority of institution functions to be supported at a reduced level in the event of a Y2K disaster. An alternate power source will be in place to support item processing and data processing functions. An "event planning" timeline has been developed and is already operational with specific strategies documented for the time period from December 31, 1999 through January 3, 2000 and beyond.

Because a substantial portion of the Company's loan portfolio consists of loans to individuals rather than commercial enterprises, management believes that Year 2000 issues will not impair the ability of the Company's borrowers to repay their debt. An evaluation of the Company's commercial portfolio has been made and a determination made that in the event of losses from the commercial loans that could possibly be affected by Year 2000 failure, it would not have a significant impact on the Company's financial condition at this particular time. Each commercial borrower must complete a Y2K work sheet and business plan referencing their Year 2000 plan no later than June 30, 1999.

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

          * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-42517).

          ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

          *** Incorporated by reference to the Company's Definitive Proxy
              Statement dated December 18, 1998.

B.  Reports on Form 8-K
    -------------------

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SouthBanc Shares,  Inc.


Date:  August 10,  1999           /s/ Robert W. Orr
                                  --------------------------------
                                  Robert W. Orr
                                  President and Managing Officer
                                  (Duly Authorized Representative)



Date:  August 10,  1999           /s/ Thomas C. Hall
                                  ---------------------------------
                                  Thomas C. Hall
                                  Chief Financial Officer