Form 10-K405
period 1999-09-30
SOUTHBANC SHARES INC
filed 1999-12-28
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission Number: 0-23751

                            SOUTHBANC SHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                                                       58-2361245
-----------------------------------------------------                                         ----------------------
(State or other jurisdiction of incorporation                                                   (I.R.S. Employer
or organization)                                                                                  I.D. Number)

907 N. Main Street, Anderson, South Carolina                                                       29621-5526
-----------------------------------------------------                                         ----------------------
(Address of principal executive offices)                                                           (Zip Code)

Registrant's telephone number, including area code:                                               (864) 225-0241
                                                                                              ----------------------

Securities registered pursuant to Section 12(b) of the Act:                                           None
                                                                                              ----------------------

Securities registered pursuant to Section 12(g) of the Act:                  Common Stock, par value $0.01 per share
                                                                             ---------------------------------------
                                                                                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____
                                               ---

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 1, 1999, there were issued and outstanding 3,125,288 shares of the Registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "SBAN." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 1, 1999 of $21.50, was approximately $67.2 million. For the purposes of this calculation, officers and directors of the registrant are considered nonaffiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

     This report contains certain "forward-looking statements" concerning the future operations of SouthBanc Shares Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which SouthBanc Shares Inc. operates, as well as nationwide, SouthBanc Shares Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. SouthBanc Shares, Inc. assumes no obligation to update any forward-looking statements.

                                    Part I

Item 1.  Business
-----------------

General

     SouthBanc Shares, Inc. ("Company" or "SouthBanc Shares"), a Delaware corporation, was organized on November 6, 1997 for the purpose of becoming the holding company for Perpetual Bank, A Federal Savings Bank ("Bank") upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of SouthBanc Shares, M.H.C., Anderson, South Carolina, from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on April 14, 1998. In connection with the Conversion and Reorganization, the Company issued 2,281,312 shares of its common stock at $20.00 per share and each share of common stock of the Bank issued and outstanding and held by persons other than the SouthBanc Shares, M.H.C., Anderson, South Carolina ("Savings Bank Public Stockholders") were exchanged for 2.85164 shares of common stock of the Company (with cash issued in lieu of fractional shares at the rate of $20.00 per share). The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Bank.

     The Bank is primarily engaged in the business of attracting deposits from the general public and originating mortgage loans, which are secured by one- to four-family residential properties, or investing in mortgage-backed securities. To a lesser extent, the Bank originates loans secured by commercial real estate as well as commercial business and consumer loans. The Bank's savings accounts are insured up to the applicable limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. The Bank is a member of the Federal Home Loan Bank System. The Bank conducts its operations through its main office and four branch offices located in Anderson.

Market Area

     The Bank considers Anderson and Oconee Counties, South Carolina, as its primary market area. Additional loan origination demand is generated from customers living in contiguous counties. The Bank also purchases loans secured by properties in South Carolina located outside its primary market area.

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

Lending Activities

     General. Historically, the Bank's principal lending activity has been the origination of residential real estate loans for the purpose of constructing or financing one- to four-family residential properties. The Bank also invests in commercial real estate loans, commercial business loans and construction loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                                     At September 30,
                                                         -------------------------------------------------------------------
                                                                1999                     1998                    1997
                                                         -------------------     -------------------     -------------------
                                                         Amount      Percent      Amount     Percent      Amount     Percent
                                                         --------    -------     --------    -------     --------    -------
                                                                                  (Dollars in thousands)
Mortgage loans:
   One- to four-family (1)...........................    $143,526      56.18%    $131,117      59.63%    $118,279      66.16%
   Multi-family......................................       1,909       0.75        1,290       0.59        1,245       0.70
   Commercial real estate............................      46,198      18.08       33,779      15.36       26,976      15.09
   Construction......................................      41,141      16.10       33,747      15.35       17,145       9.59
                                                         --------     ------     --------     ------     --------     ------
       Total mortgage loans..........................     232,774      91.11      199,933      90.93      163,645      91.54
                                                         --------     ------     --------     ------     --------     ------

Commercial business loans............................      15,441       6.04       11,155       5.06        7,182       4.02

Consumer loans:
   Home equity and second mortgage...................       1,454       0.57        2,122       0.97        3,405       1.90
   Lines of credit...................................      12,943       5.07       11,538       5.25        9,156       5.12
   Automobile loans..................................       4,907       1.92        5,366       2.44        3,540       1.98
   Other.............................................       4,220       1.65        3,815       1.73        3,072       1.72
                                                         --------     ------     --------     ------     --------     ------
      Total consumer loans...........................      23,524       9.21       22,841      10.39       19,173      10.72
                                                         --------     ------     --------     ------     --------     ------
      Total loans....................................     271,739     106.36      233,929     106.38      190,000     106.28

Less:
   Undisbursed proceeds for loans in process.........      13,316      (5.21)      11,886      (5.18)       8,985      (5.03)
   Unearned discounts................................         317      (0.12)         273      (0.12)         357         --
   Allowance for loan losses.........................       2,618      (1.03)       2,374      (1.08)       1,886      (1.05)
                                                         --------     ------     --------     ------     --------     ------
      Net loans receivable...........................    $255,488     100.00%    $219,896     100.00%    $178,772     100.00%
                                                         ========     ======     ========     ======     ========     ======

                                                   -------------------------------------------
                                                           1996                    1995
                                                   -------------------     -------------------
                                                    Amount     Percent      Amount     Percent
                                                   --------    -------     --------    -------
                                                             (Dollars in thousands)
Mortgage loans:
   One- to four-family (1).....................    $ 91,186      64.78%    $ 81,226      69.70%
   Multi-family................................       1,010       0.72          630       0.54
   Commercial real estate......................      17,009      12.08        7,355       6.31
   Construction................................      19,509      13.86       11,523       9.89
                                                   --------     ------     --------     ------
       Total mortgage loans....................     128,714      91.44      100,734      86.44
                                                   --------     ------     --------     ------

Commercial business loans......................       5,529       3.93        3,657       3.13

Consumer loans:
   Home equity and second mortgage.............       5,036       3.58        7,535       6.47
   Lines of credit.............................       6,713       4.77        6,279       5.39
   Automobile loans............................       2,677       1.90        1,438       1.23
   Other.......................................       2,490       1.77        2,293       1.97
                                                   --------     ------     --------     ------
      Total consumer loans.....................      16,916      12.02       17,545      15.06
                                                   --------     ------     --------     ------
      Total loans..............................     151,159     107.39      121,936     104.63

Less:
   Undisbursed proceeds for loans in process...       8,866      (6.30)       4,119      (3.53)
   Unearned discounts..........................          --         --           --         --
   Allowance for loan losses...................       1,535      (1.09)       1,278      (1.10)
                                                   --------     ------     --------     ------
      Net loans receivable.....................    $140,758     100.00%    $116,539     100.00%
                                                   ========     ======     ========     ======

__________________________
(1) Includes construction loans converted to permanent loans and participation loans.

     One- to Four-Family and Multi-Family Mortgage Loans. The Bank originates permanent conventional mortgage loans secured by one- to four-family residential properties with original loan-to-value ratios up to 90% of the appraised value or the purchase price of the property, whichever is less. At September 30, 1999, the Bank had $143.5 million, or 56.18% of total loans, in one- to four-family mortgage loans. The Bank requires hazard insurance on the property securing the loan. All one- to four-family mortgage loans require a title examination or abstract of title. Title insurance is required on all fixed-rate mortgage loans so that they may be sold in the secondary market. One- to four-family mortgage loans are generally underwritten to conform to Federal Home Loan Mortgage Corporation guidelines. Loan to value ratios are limited to 80% but may be increased to 95%, provided that private mortgage insurance coverage is obtained for amounts over 80%.

     The Bank offers both fixed-rate mortgages and adjustable rate mortgage loans with terms of 15 to 30 years. At September 30, 1999, adjustable rate mortgage loans totaled $75.9 million, or 52.9% of the one- to four-family loan portfolio. Borrower demand for adjustable rate mortgages versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees for fixed-rate mortgage loans and interest rates and loan fees for adjustable rate mortgages. Fixed-rate loans are originated for sale in the secondary market, though loans with terms of 15 years occasionally are retained in the Bank's portfolio. The relative amount of fixed-rate and Adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in the prevailing competitive environment.

     The Bank has purchased one- to four-family mortgage loans from a mortgage banking company located in Hilton Head Island, South Carolina, and a mortgage banking company located in Greenville, South Carolina. These purchases account for a substantial portion of the growth in the one- to four-family loan portfolio in recent periods. During the year ended September 30, 1999, the Bank purchased $16.5 million of one- to four-family mortgage loans. Substantially all of these purchases were from the Greenville mortgage company. In future periods, the Bank expects that a substantial portion of purchased loan volume will come from that company, rather than the Hilton Head Island mortgage company, because of the increasing competition in the Hilton Head Island market.

     At September 30, 1999, the Bank had $2.1 million of purchased loans secured by residential properties on Hilton Head Island, South Carolina, all of which were one-year adjustable rate mortgage loans. These loans were all purchased from the same mortgage company, located on Hilton Head Island. Prior to purchase, the Bank reviews each loan for conformance to the Bank's underwriting criteria. At September 30, 1999, the largest loan had an outstanding balance of $655,000. Although all such loans were performing according to their terms at September 30, 1999, they do possess certain risks due to the average size of such loans and the location of the properties outside the Bank's primary market area.

     At September 30, 1999, the Bank had $40.9 million of purchased one- to four-family mortgage loans secured by residential properties located primarily in Greenville, South Carolina. These loans were all purchased from the mortgage company in which a service corporation subsidiary of the Bank has an equity investment. See "-- Subsidiary Activities." Prior to purchase, the Bank reviews each loan for conformity with the Bank's underwriting criteria. Subject to market conditions, the Bank expects to purchase additional such loans.

     The Bank does not actively solicit multi-family loans but extends them as an accommodation to existing customers. At September 30, 1999, multi-family loans totaled $1.9 million, or 0.75% of net loans receivable, and consisted of 7 loans, the largest of which had an outstanding balance of $1.1 million. All such loans are secured by properties located in the Bank's primary market area. At September 30, 1999, all multi-family loans were performing according to their terms.

     Construction Loans. The construction loan portfolio was $41.1 million, or 16.10% of the total loan portfolio at September 30, 1999. The Bank intends to continue emphasizing and expanding this type of lending. Such loans are primarily combined construction and permanent mortgage loans. The construction portion of the loan is for a period of up to 12 months on an interest only basis and at a maximum loan to value ratio of 95%. The permanent mortgage is made for up to 30 years. Construction-permanent loans are made at the same fixed- or adjustable-rates of interest that are offered for permanent residential mortgage loans made by the Bank. The majority of construction loans are made against binding sales contracts for the home being built. The Bank also originates speculative construction loans to a small number of residential builders in its primary market area well known to the Bank. At September 30, 1999, the Bank had $41.1 million, or 16.10% of total loans, in construction loans, of which $12.6 million were speculative construction loans.

     Construction lending generally is considered to involve a higher degree of credit risk than long-term financing of residential properties. The risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the development. If the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become non-performing. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted with, at or prior to the maturity of the loan, a project with a value which is insufficient to assure full repayment. The ability of the developer or builder to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing and availability of comparable properties, and economic conditions.

     The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower's equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. In addition, except for the purchased construction loans on Hilton Head Island, South Carolina, the majority of the construction loans granted by the Bank are secured by property in the Bank's primary market area. The Bank reviews such purchased construction loans for conformity with the Bank's underwriting criteria before purchase.

     Commercial Real Estate Loans. The Bank originates and purchases commercial real estate loans. Commercial real estate loans totaled $46.2 million, or 18.08% of the total loan portfolio, at September 30, 1999. Currently, the Bank originates commercial real estate loans only to select borrowers known to the Bank and secured by properties in its primary market area and generally in amounts between $100,000 and $500,000. At September 30, 1999, the largest commercial real estate loan originated by the Bank had an outstanding balance of $1.5 million and was secured by a church. The loan was performing according to its terms at that date. At September 30, 1999, the largest purchased commercial real estate loan had an outstanding balance of $1.5 million and was secured by a commercial real estate located in Beaufort, South Carolina. The loan was performing according to its terms at that date.

     Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project.
The Bank's income property collateral is not concentrated in any one industry or area. Examples of the types of collateral securing the income property loans include office buildings and residential rental properties. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired.

     Commercial Business Loans. At September 30, 1999, the Bank had $15.4 million of commercial business loans, which represented 6.04% of total loans. Commercial business loans generally include equipment loans with terms of up to five years and lines of credit secured by savings accounts and unsecured line of credit. Such loans are generally made in amounts up to $100,000 and carry adjustable rates of interest. The Bank generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation. At September 30, 1999, the largest outstanding commercial business loan was a $3.5 million line of credit that was secured by residential mortgage loans. At September 30, 1999, there was an outstanding balance of $500,000 on the line of credit.

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

     Consumer Loans. The Bank originates a wide variety of consumer loans, which are made primarily on a secured basis to existing customers. Consumer loans include savings account loans, direct automobile loans, direct boat loans, renewable lines of credit and unsecured loans. These loans are made at both fixed- and variable-rates of interest, adjustable annually, and with varying terms depending on the type of loan. In addition, the Bank offers unsecured consumer loans. Consumer loans totaled $23.5 million at September 30, 1999, or 9.21% of the Bank's total loan portfolio.

     At September 30, 1999, the largest components of the consumer loan portfolio were home equity and second mortgage loans and lines of credit. At September 30, 1999, such loans totaled $14.2 million, or 5.56% of the total loan portfolio. At September 30, 1999, commitments to extend credit under lines of credit totaled $18.9 million.

     Home equity and second mortgage loans are generally for the improvement of residential properties. The majority of these loans are made to existing loan customers and are secured by a first or second mortgage on residential property. The Bank actively solicits these types of loans by contacting their borrowing customers directly. The loan-to-value ratio on these properties is typically below 80%, including the first mortgage and home equity or second mortgage loan. Home equity and second mortgage loans are typically variable rate loans with a fixed payment that matures over 15 years. Rates adjust monthly; however, the payment remains constant over the loan term and any rate adjustment is reflected in an increase in the loan term. The interest rate is tied to the prime lending rate.

     Lines of credit are generally secured by a second mortgage on residential property and are generally made to existing customers. Credit lines are generally 80% of the appraised value of the collateral property. Terms range from five to 15 years and the interest rate is generally tied to the prime lending rate.

     The Bank views consumer lending as an important component of its business operations because consumer loans generally have shorter-terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. The Bank intends to continue emphasizing this type of lending.

     The Bank employs strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank underwrites and originates all of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.
In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

     Loan Maturity. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                                          One Year    After 3 Years    After 5 Years
                                               Within      Through       Through          Through          Beyond
                                              One Year     3 Years       5 Years          10 Years        10 Years        Total
                                           -----------    ---------   -------------    --------------    -----------   -----------
                                                                                (In thousands)
Residential mortgage (1)..............         $ 2,068      $10,200         $10,446          $13,255       $107,556      $143,525
Commercial real estate................          15,494        7,479          17,538            3,403          4,193        48,107
Commercial business...................           6,735        3,235           4,314            1,157             --        15,441
Construction..........................          17,026       10,800              --               --             --        27,826
Automobile............................             262        2,233           2,361               54             --         4,910
Savings account loans.................             948          173              91              144             --         1,356
Other.................................          13,620        2,044             511              898            185        17,258
                                               -------      -------         -------          -------       --------      --------
      Total loans.....................         $56,153      $36,164         $35,261          $18,911       $111,934      $258,423
                                               =======      =======         =======          =======       ========      ========

________________
(1) Includes one- to four-family and multi-family loans.

     The following table sets forth the dollar amount of all loans due after September 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                                       Floating or
                                                    Fixed              Adjustable
                                                    Rates                 Rates
                                                -------------        -------------
                                                          (In thousands)
Residential mortgage (1)....................         $ 65,575              $75,882
Commercial real estate......................           30,208                2,405
Commercial business.........................            6,738                1,968
Construction................................            7,392                3,408
Automobile..................................            4,648                   --
Savings account loans.......................              408                   --
Other.......................................            2,334                1,304
                                                     --------              -------
      Total loans...........................         $117,303              $84,967
                                                     ========              =======

________________
(1) Includes one- to four-family and multi-family loans.


     Loan Soliciting and Processing. Loan originations come from a number of sources. The Bank's customary sources of loans are from realtors, walk-in customers, referrals and existing customers. A formal business development program has been implemented where loan officers and sales personnel make regular sales calls on building contractors and realtors.

     The Banks' Loan Committee approves loan applications up to and including $500,000. Loan applications in excess of $500,000 must be approved by the full Board of Directors.

     Loan Purchases and Sales and Servicing. The Bank is an active purchaser of loans. The Bank purchases one- to four-family, commercial real estate and construction loans from a mortgage company in which a service corporation subsidiary of the Bank has an equity investment. Furthermore, the Bank purchases periodically participation interests in permanent real estate loans and construction loans. Any participation interest purchased must meet the Bank's own underwriting standards. The Bank purchases loans from institutions in the State of South Carolina.

     The Bank periodically sells one- to four-family mortgage loans to the Federal Home Loan Mortgage Corporation in order to comply with the regulations limiting the amount of loans to one borrower or to reduce the amount of fixed-rate loans in the Bank's portfolio. The Bank generally sells all fixed-rate, 30-year residential mortgage loans.

     The Bank participates in loan servicing activities both directly and indirectly. Direct servicing activities arise in connection with loans that the Bank originates but sells with servicing rights retained. The Bank generally receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan for which it retains servicing rights. At September 30, 1999, the Bank was servicing loans for others aggregating $60.0 million. During the year ended September 30, 1999, the Bank earned servicing fee income of $193,000.

     The Bank participates indirectly in loan servicing activities through its equity investment, through a service corporation subsidiary, in a mortgage banking company (see "-- Subsidiary Activities") and through an investment in a limited partnership. At September 30, 1999, the mortgage banking company was servicing 980 loans for others aggregating $134.0 million.

   The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                                       Years Ended September 30,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
                                                                        (Dollars in thousands)
Total loans at beginning of period..........................     $219,896      $190,000      $151,159
                                                                 --------      --------      --------

Loans originated:
  One- to four-family.......................................       28,977        50,582        18,783
  Multi-family..............................................           --           119           240
  Commercial real estate....................................       16,367        12,604        11,912
  Construction loans........................................       14,548        17,140        10,934
  Commercial business.......................................       16,846         7,481        10,731
  Consumer..................................................       16,789        20,134        24,739
                                                                 --------      --------      --------
   Total loans originated...................................       93,527       108,060        77,339
                                                                 --------      --------      --------

Loans purchased:
  One- to four-family.......................................       30,518        47,829        23,581
  Commercial real estate....................................          106         6,226         3,146
                                                                 --------      --------      --------
   Total loans purchased....................................       30,624        54,055        26,727
                                                                 --------      --------      --------

Loans sold:
 Total whole loans sold.....................................       (7,477)      (33,684)       (5,747)
                                                                 --------      --------      --------
  Total loans sold..........................................       (7,477)      (33,684)       (5,747)

Mortgage loan principal repayments..........................      (64,831)      (98,535)      (59,478)

Net loan activity...........................................       51,843        29,896        38,841
                                                                 --------      --------      --------

Total loans at end of period................................     $271,739      $219,896      $190,000
                                                                 ========      ========      ========

     Equity Investment in Limited Partnership. In December 1996, the Bank purchased for approximately $5.0 million a 20.625% equity interest in a limited partnership that invests in mortgage servicing rights. Through this limited partnership, the Bank invests in servicing rights tied to a national portfolio of residential mortgage loans. The value of the Bank's investment in the limited partnership would be adversely affected by credit quality deterioration of the underlying mortgage loans. The value of the investment would also be adversely affected by a change in market interest rates. Under either circumstance, the Bank may be required to accelerate its amortization of this investment, or even write-off the full value of the investment in a given period, which would have a material adverse effect on the Bank. See Note 3 of Notes to Consolidated Financial Statements.

     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. The Bank had outstanding loan commitments (including commitments to fund letters of credit) of approximately $53.9 million at September 30, 1999. See Note 18 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges origination fees of 0.5% to 1.0% on one- to four-family residential real estate loans and 1.0% to 2.0% on long-term commercial real estate loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale.

     The Bank offsets all loan origination fees and certain related direct loan origination costs against all fees and costs associated with loan origination. The resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, unless prepayments of a large group of similar loans are probable and the timing and amount of prepayments can be reasonably estimated. The Bank offsets commitment fees against related direct costs and the resulting net amount is recognized over the contractual life of the related loans as an adjustment of yield if the commitment is exercised. If the commitment expires unexercised, the fees collected are recognized as non-interest income upon expiration of the commitment.

     Delinquencies. The Bank's collection procedures provide for a series of contacts with delinquent borrowers. After a delinquency of 15 days, a late charge is assessed. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. The Bank's collection procedures provide that when a loan is 30 days overdue, and again on the 45th day, the borrower will be contacted by mail and payment will be requested. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings. In certain instances, however, the Board may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                                              At September 30,
                                                              ----------------------------------------------
                                                               1999      1998       1997      1996     1995
                                                              ------    ------     ------    ------   ------
                                                                            (Dollars in thousands)
Loans accounted for on a non-accrual basis:
   Mortgage.............................................      $2,145    $  948     $  220    $  190   $  348
   Consumer.............................................          86        21         --        --      124
   Commercial...........................................         126       206        183       126       --
                                                              ------    ------     ------    ------   ------
                                                               2,357     1,175        403       316      472
                                                              ------    ------     ------    ------   ------

Accruing loans which are contractually
   past due 90 days or more:
   Real estate:
      Residential.......................................          --        --          6       467       82
   Consumer.............................................          --        --          8         2        9
   Commercial...........................................          --        --        465        10       --
                                                              ------    ------     ------    ------   ------
                                                                  --        --        479       479       91
                                                              ------    ------     ------    ------   ------

Total of non-accrual and
   past due 90 days or more.............................       2,357     1,175        882       795      563
                                                              ------    ------     ------    ------   ------
Real estate owned, net..................................         230        89        163         3       32
                                                              ------    ------     ------    ------   ------
total nonperforming assets..............................      $2,587    $1,264     $1,045    $  798  $   595
                                                              ======    ======     ======    ======  =======
Total loans delinquent 90 days
   or more to net loans.................................        0.92%     0.53%      0.49%     0.56%    0.48%
Total loans delinquent 90 days
   or more to total assets..............................        0.63%     0.32%      0.34%     0.38%    0.32%
Total nonperforming assets to
   total assets.........................................        0.70%     0.35%      0.41%     0.38%    0.33%

     At September 30, 1999, non-accrual mortgage loans consisted of one speculative residential construction loan with an aggregate outstanding balance of $88,000, 15 single-family residential mortgage loans with an aggregate outstanding balance of $1.2 million, and three commercial real estate mortgage loans with an aggregate outstanding balance of $873,000. All 19 properties are located in the Bank's primary market area. Non-accrual consumer loans consisted of two home improvements loans with an aggregate outstanding balance of $12,000, one automobile loan with an outstanding balance of $12,000, and three lines of credit loans with an aggregate outstanding balance of $62,000.

Non-accrual commercial loans consisted of one equipment loan with a balance of $37,000 and one equipment lease with a balance of $89,000.

     The Bank does not accrue interest loans, including impaired loans under SFAS No. 114, for which management deems the collection of additional interest to be doubtful. If interest on these non-accrual loans had been accrued, interest income of approximately $209,000 would have been recorded for the year ended September 30, 1999.

     Asset Classification. Office of Thrift Supervision regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, Office of Thrift Supervision examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     The aggregate amounts of the Bank's classified assets and of the Bank's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                        At or For the Year Ended
                                              September 30,
                                      ----------------------------
                                       1999       1998       1997
                                      ------     ------     ------
                                             (In thousands)
Loss..............................    $   30     $   56     $  140
Doubtful..........................        12         50          8
Substandard assets................     2,419      1,254      1,227
Special mention...................        --         --         58
                                      ------     ------     ------
                                      $2,461     $1,360     $1,433
                                      ======     ======     ======


General loss allowances...........    $2,588     $2,318     $1,746
Specific loss allowances..........        30         56        140
Net charge-offs...................       237        119        304

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in- lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value of the property received. Subsequently, it is carried at the lower of its new cost basis or fair value, less estimated selling costs. The Bank had $230,000 of real estate owned at September 30, 1999.

     Allowance for Loan Losses. The Bank's management evaluates the need to establish allowances against losses on loans each year based on estimated losses on specific loans when a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. At September 30, 1999, the Bank had an allowance for loan losses of $2.6 million, or 1.01% of total loans. Based on past experience and future expectations, management believes that the allowance for loan losses is adequate at September 30, 1999.

     While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), the allowance is based on estimates which are subject to change based upon changes in the loan portfolio and economic conditions, among other things. Furthermore, there can be no assurance that the Bank's regulators, in reviewing the Bank's loan portfolio, will not request that the Bank increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings based upon information available to the regulators at the time of their examination.

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                              Years Ended September 30,
                                                   -----------------------------------------------
                                                    1999      1998       1997      1996      1995
                                                   ------    ------     ------    ------    ------
                                                                (Dollars in thousands)
Allowance at beginning of period...............    $2,374    $1,886     $1,535    $1,278    $  962
                                                   ------    ------     ------    ------    ------

Provision for loan losses......................       481       607        655       349       362

Recoveries:
   Residential mortgage........................        --        --          4         6        --
   Consumer....................................        23        20         24        17         6
   Commercial..................................        15        35         --        --        --
                                                   ------    ------     ------    ------    ------
      Total recoveries.........................        38        55         28        23         6
                                                   ------    ------     ------    ------    ------

Charge-offs:
   Residential mortgage........................        --        --          4        18        --
   Consumer....................................       131        83        100        97        52
   Commercial..................................       144        91        228        --        --
                                                   ------    ------     ------    ------    ------
      Total charge-offs........................       275       174        332       115        52
                                                   ------    ------     ------    ------    ------
      Net charge-offs..........................       237       119        304        92        46
                                                   ------    ------     ------    ------    ------
Allowance at end of period.....................    $2,618    $2,374     $1,886    $1,535    $1,278
                                                   ======    ======     ======    ======    ======

Ratio of allowance to total loans
   outstanding at the end of the period........      1.01%     1.07%      1.04%     1.08%     1.08%

Ratio of net charge-offs to average
   loans outstanding during the period.........      0.10%     0.06%      0.18%     0.07%     0.04%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                                                     At September 30,
                              ---------------------------------------------------------------------------------------------------
                                           1999                              1998                              1997
                              -------------------------------    -------------------------------    -----------------------------
                                         As a %       % of                 As a %        % of                  As a %      % of
                                         Of Out-     Loans in              Of Out-     Loans in               Of Out-    Loans in
                                         Standing    Category              Standing    Category               Standing   Category
                                         Loans in    to Total              Loans in    to Total               Loans in   to Total
                              Amount     Category     Loans      Amount    Category      Loans      Amount    Category     Loans
                              ------     --------    -------     ------    --------    ---------    ------    --------   --------
                                                                                                            (Dollars in thousands)
Real estate mortgage........  $  976        0.52%        68%     $  851      0.50%           70%    $  766       0.60%        70%
Commercial real estate
 and commercial business....   1,085        1.76         23         953      2.12            20        737       2.16         19
Consumer....................     557        2.37          9         570      2.50            10        383       2.00         11
                              ------        ----        ---      ------      ----           ---     ------       ----        ---
     Total allowance for
          loan losses.......  $2,618        1.01%       100%     $2,374      1.07%          100%    $1,886       1.04%       100%
                              ======        ====        ===      ======      ====           ===     ======       ====        ===

                                -----------------------------------------------------------------
                                            1996                               1995
                                ------------------------------      -----------------------------
                                          As a %        % of                  As a %       % of
                                          Of Out-     Loans in                Of Out-    Loans in
                                          Standing    Category                Standing   Category
                                          Loans in    to Total                Loans in   to Total
                                Amount    Category     Loans        Amount    Category     Loans
                                ------    --------    --------      -------   --------   --------
Real estate mortgage..........  $  726       0.71%         72%      $  573       0.57%        83%
Commercial real estate
 and commercial business......     465       2.06          16          297       8.12          3
Consumer......................     344       2.03          12          408       2.32         14
                                ------       ----         ---       ------       ----        ---
     Total allowance for
          loan losses.........  $1,535       1.08%        100%      $1,278       1.08%       100%
                                ======       ====         ===       ======       ====        ===

Investment Activities

     The Company has made significant investments in mortgage-backed securities, including collateralized mortgage obligations. The Bank had mortgage-backed securities with an amortized cost of $60.0 million and a market value of $58.4 million at September 30, 1999, all of which were invested in U.S. Government agency securities, investment grade securities, and securities guaranteed by the funding arm of the Resolution Trust Corporation.

     At September 30, 1999, the Company had invested $21.6 million in collateralized mortgage obligations ($10.1 million in U.S. Government agency issues and $11.5 million in investment grade private issues) with an average estimated life varying from six months to 30 years and an average yield of 7.05%. At September 30, 1999, collateralized mortgage obligations consisted of Fannie Mae, Ginnie Mae and Freddie Mac issues, as well as investment grade private issues. Collateralized mortgage obligations may be used as collateral for borrowings and, through repayments, as a source of liquidity. Management considers collateralized mortgage obligations to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the qualified thrift lender test. See "Regulation and Supervision -- Federal Savings Institution Regulation -- Qualified Thrift Lender Test." At September 30, 1999, the collateralized mortgage obligation portfolio consisted of various tranches but no residuals.
In recent years, the Company has used the proceeds from the paydown of collateralized mortgage obligations to invest in one- to four-family and other types of lending, and expects to continue to do so in the future, subject to market conditions.

     Collateralized mortgage obligations are subject to repayment by the mortgagors of the underlying collateral at any time. Such prepayment may subject the Bank's collateralized mortgage obligations to yield and price volatility. To assess this volatility, the Office of Thrift Supervision requires the Bank to test annually its collateralized mortgage obligations to determine whether they are high-risk or non-high-risk securities. The policy established a three-part risk measurement test for fixed-rate and a one-part test for floating-rate collateralized mortgage obligations and other mortgage derivative securities. Securities failing any one of the tests are deemed to be high-risk securities. The Office of Thrift Supervision may require an institution to dispose of one or all of the collateralized mortgage obligations failing such tests. At September 30, 1999, all of the Bank's collateralized mortgage obligations met the criteria established by the policy designated as non-high-risk securities for continuing classification as suitable investments. However, changes in interest rates may cause one or more of the Bank's collateralized mortgage obligations to fail a stress test. The Office of Thrift Supervision may then require the Bank to dispose of the collateralized mortgage obligations failing the test. This may affect the classification of such securities under SFAS No. 115.

     Changes in the level of interest rates can have an adverse effect on the mortgage-backed securities and collateralized mortgage obligation portfolio, thereby exposing the Bank to repayment risk and reinvestment risk.

     The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                                 At September 30,
                                                --------------------------------------------------------------------------------
                                                         1999                         1998                         1997
                                                -----------------------      -----------------------      ----------------------
                                                Amortized    Percent of      Amortized    Percent of      Amortized   Percent of
                                                Cost (1)     Portfolio        Cost (1)    Portfolio        Cost (1)   Portfolio
                                                ---------    ---------       ---------    ---------       ---------   ---------
                                                                              (Dollars in thousands)
U.S. agency securities......................      $ 8,158           11%        $ 5,706            6%        $10,191          22%
Certificates of deposit.....................           --           --              --           --              --          --
U.S. Treasury securities....................        1,009            1             500            1             998           2
Equity mutual fund..........................        1,043            1             994            1              --          --
Common stock - savings and loans............          150           --           1,733            2              --          --
Municipal bonds.............................        3,290            4           6,129            6              --          --
Bank preferred stock........................           --           --           3,152            3              --          --
Trust preferred bonds.......................        4,023            5           5,028            5              --          --
Mortgage-backed securities
   and Collateralized mortgage obligations..       60,028           78          73,719           76          35,714          76
                                                  -------          ---         -------          ---         -------         ---
      Total.................................      $77,701          100%        $96,961          100%        $46,903         100%
                                                  =======          ===         =======          ===         =======         ===

____________________________
(1) The market value of the Bank's investment portfolio amounted to $74.6 million, $97.2 million and $47.2 million at September 30, 1999, 1998 and 1997, respectively.


     The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's investment securities portfolio at September 30, 1999.

                                                 Less Than              One to            Five to           Over Ten
                                                 One Year             Five Years         Ten Years           Years
                                             -----------------     ---------------    ---------------    ----------------
                                             Amount      Yield     Amount    Yield    Amount    Yield    Amount     Yield
                                             -------    ------     -------   -----    -------   -----    ------     -----
                                                                          (Dollars in thousands)
U.S. agency securities................       $   --         --%     $   --     --%       $ --      --%     $ 8,158    7.06%
U.S. Treasury securities..............        1,009       5.10          --     --          --      --           --      --
Equity mutual fund....................           --         --          --     --          --      --        1,043      --
Common stock - savings and loans......           --         --          --     --          --      --          150      --
Municipal bonds.......................           --         --          --     --          --      --        3,290    7.09
Bank preferred stock..................           --         --          --     --          --      --           --      --
Trust preferred stock.................           --         --          --     --          --      --        4,023    8.49
Mortgage-backed securities
   and collateralized mortgage
   obligations........................           --         --          --     --         169    9.69       59,859    6.96
                                             ------                 ------            -------              -------
      Total...........................       $1,009       5.10%     $   --     --%       $169    9.69%     $76,523    6.95%
                                             ======                 ======            =======              =======

     The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) which had an aggregate amortized cost in excess of 10% of the Bank's stockholders' equity at the dates indicated.

                                                                             At September 30,
                                                     ------------------------------------------------------------------
                                                             1999                   1998                   1997
                                                     --------------------    --------------------   -------------------
                                                     Carrying     Market     Carrying    Market     Carrying    Market
                                                       Value      Value        Value      Value       Value      Value
                                                     ---------   --------    ---------  ---------   ---------  --------
                                                                                (In thousands)
RTC mortgage-backed securities...................      $   340     $   333     $   795    $   795     $   899    $   888
Collateralized mortgage obligations..............       21,657      21,243      41,098     41,047      21,138     21,211
                                                       -------     -------     -------    -------     -------    -------
      Total......................................      $21,997     $21,576     $41,893    $41,842     $22,027    $22,099
                                                       =======     =======     =======    =======     =======    =======

Deposit Activities and Other Sources of Funds

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. The Bank also has access to advances from the Federal Home Loan Bank-Atlanta. These advances can be used on a short-term basis to compensate for reductions in the availability of funds from other sources or they may be used on a longer-term basis for general business purposes. The Bank has also on occasion utilized repurchase agreements.

     Deposit Accounts. Local deposits are and traditionally have been the primary source of the Bank's funds for use in lending and other general business purposes. The Bank offers a number of deposit accounts, including passbook, individual retirement accounts, money market deposits and certificate accounts currently ranging in maturity from three months to five years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. From time to time, the Bank offers premiums to attract deposits. The Bank is a member of an automated teller machine network, which is available to the Bank's checking account depositors.

     In recent years, the Bank has offered newly authorized types of short-term accounts and other savings alternatives that are more responsive to changes in market rates of interest than passbook accounts and longer maturity fixed-rate, fixed-term certificates that were the Bank's primary source of deposits prior to 1978. There has been some shifting of deposit mix which has primarily resulted from the progressive elimination of federally imposed rate ceilings on various types of deposits offered by federally insured financial institutions such as the Bank. The deregulation of various federal controls on insured deposits has allowed the Bank to be more competitive in obtaining funds and has given it more flexibility to meet the threat of net deposit outflows. The Bank reviews the interest rates offered on various savings accounts periodically so as to remain competitive with other financial institutions in its market area.

     Since early 1995, the Bank has increased its core deposit base by aggressively promoting checking accounts. At September 30, 1999, checking account balances totaled $59.0 million.

     At September 30, 1999, certificate of deposits scheduled to mature within one year totaled $117.7 million. Although no assurances can be given, based on past experience, the Bank believes that a substantial portion of these certificates of deposit will be renewed.

     At September 30, 1999, the Bank had no brokered deposits.

     The following table sets forth information concerning the Bank's deposits at September 30, 1999.

                                                                                                                  Percentage
Interest                                                                                Minimum                    of Total
  Rate         Term                  Category                                           Amount       Balance       Deposits
--------       ------                --------------------                               --------     --------     ---------
                                                                                              (Dollars in thousands)
2.18%          None                  Negotiable order of withdrawal ("NOW") accounts     $  100      $ 43,256         19.55%
  --           None                  Non-interest-bearing accounts                          100        15,729          7.11
2.48           None                  Savings accounts                                       100        26,387         11.93

                                     Certificates of Deposit
                                     -----------------------

5.21           Within 6 months       Fixed-term, fixed-rate                               1,000        85,685         38.73
5.15           7 - 12 months         Fixed-term, fixed-rate                               1,000        32,038         14.48
5.20           13 - 36 months        Fixed-term, fixed-rate                               1,000        16,890          7.63
5.22           37 - 120 months       Fixed-term, fixed-rate                               1,000         1,273          0.57
                                                                                                     --------        ------
                                                                                                     $221,258        100.00%
                                                                                                     ========        ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 1999. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

                                                         Certificates
Maturity Period                                           of Deposit
---------------                                         --------------
                                                        (In thousands)
Three months or less................................        $ 6,568
Over three months through six months................          5,762
Over six months through twelve months...............          5,397
Over twelve months..................................          2,448
                                                            -------
      Total.........................................        $20,175
                                                            =======

     Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                           At September 30,
                                -------------------------------------------------------------------------------------------------
                                           1999                            1998                              1997
                                ------------------------------  -------------------------------  --------------------------------
                                          Percent    Increase             Percent     Increase              Percent     Increase
                                 Amount   of Total  (Decrease)   Amount   of Total   (Decrease)    Amount   of Total   (Decrease)
                                --------  --------  ----------  --------  ---------  ----------  ---------  --------   ----------
                                                                        (Dollars in thousands)
Non-interest-bearing..........  $ 15,729    7.11%   $    531    $ 15,198      7.31%   $  3,386    $ 11,812     5.88%     $ 3,464
NOW checking..................    43,256   19.55       7,460      35,796     17.23       9,800      25,996    12.93        1,703
Regular savings accounts......    26,387   11.93       1,183      25,204     12.13         844      24,360    12.12        1,249

Fixed-rate certificates
    which mature in the
   year ending (1)(2):
   Within 1 year..............   117,723   53.21      20,857      96,866     46.62     (18,785)    115,651    57.53       31,881
   After 1 year, but
      within 2 years..........    15,025    6.79     (17,641)     32,666     15.72      15,667      16,999     8.46        1,148
   After 2 years, but
      within 5 years..........     3,138    1.41       1,077       2,061      0.99      (4,123)      6,184     3.08        1,902
                                --------  ------    --------    --------    ------    --------    --------   ------      -------
        Total.................  $221,258  100.00%   $ 13,467    $207,791    100.00%   $  6,789    $201,002   100.00%     $41,367
                                ========  ======    ========    ========    ======    ========    ========   ======      =======

________________
(1) At September 30, 1999, 1998 and 1997, jumbo certificates amounted to $20.2 million, $17.4 million and $18.5 million, respectively.
(2) IRA accounts included in certificate balances are $20.9 million, $19.7 million and $18.8 million at September 30, 1999, 1998 and 1997, respectively.

     Time Deposits by Rates and Maturities. The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                          At September 30,
                                 --------------------------------
                                    1999       1998        1997
                                 ---------   ---------   --------
                                           (In thousands)
Below 3.00%.....................  $    159    $    165   $    194
3.00 - 5.00%....................    58,368       1,392      2,012
5.01 - 7.00%....................    77,022     129,629    136,400
7.01 - 9.00%....................       337         407        228
                                  --------    --------   --------
      Total.....................  $135,886    $131,593   $138,834
                                  ========    ========   ========


     The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                                                   Amount Due
                                 -----------------------------------------------------------
                                                                                                              Percent
                                                         Over Two    Over Three    Over Five                  of Total
                                 Less Than    One to     to Three      to Five       to Ten                 Certificate
                                  One Year   Two Years     Years        Years        Years        Total       Accounts
                                 ---------   ---------   --------    ----------    ---------    ---------   -----------
                                                                  (Dollars in thousands)
2.50 - 5.00%....................  $ 51,569     $ 4,679     $1,089        $1,190    $      --     $ 58,527         43.07%
5.01 - 7.00%....................    66,083      10,184        754             1           --       77,022         56.68
7.01 - 9.00%....................        71         162         22            82           --          337          0.25
                                  --------     -------     ------        ------    ---------     --------        ------
      Total.....................  $117,723     $15,025     $1,865        $1,273    $      --     $135,886        100.00%
                                  ========     =======     ======        ======    =========     ========        ======


     Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                     Years Ended September 30,
                                                               -------------------------------------
                                                                 1999           1998          1997
                                                               --------       --------      --------
                                                                            (In thousands)
Beginning balance...........................................   $207,791       $201,002      $160,244
                                                               --------       --------      --------

Net increase (decrease) before interest credited............      4,746         (1,223)       32,599
Interest credited...........................................      8,721          8,012         8,159

Net increase in savings deposits............................     13,467          6,789        40,758
                                                               --------       --------      --------

Ending balance..............................................   $221,258       $207,791      $201,002
                                                               ========       ========      ========


Borrowings

     Historically, the Bank has relied on repurchase agreements as a source of borrowings to finance the purchase of investment securities. Funding for lending activities has been provided from deposits and borrowings from the Federal Home Loan Bank-Atlanta. Under repurchase agreements, the Bank "sells" securities (generally U.S. Treasury securities and federal agency obligations and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. Repurchase agreements are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. The Bank had $20.3 million of repurchase agreements outstanding at September 30, 1999.

     The Bank has issued retail and commercial repurchase agreements and would consider issuing them again in the future in an appropriate interest rate environment. Under commercial repurchase agreements, the Bank sells the investment security to broker dealers who may then loan the security to other parties in the normal course of operations. Commercial repurchase agreements generally mature within 90 days from the date of the transaction.

     Advances from the Federal Home Loan Bank are typically secured by the Bank's first mortgage loans. At September 30, 1999, the Bank was eligible to borrow up to $93.9 million from the Federal Home Loan Bank-Atlanta. The Bank had Federal Home Loan Bank advances of $73.0 million outstanding at September 30, 1999. See Note 9 of Notes to Consolidated Financial Statements.

     The Federal Home Loan Bank functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                                      At September 30,
                                                        ------------------------------------------
                                                           1999            1998            1997
                                                        ----------      ----------      ----------
                                                                      (In thousands)
Weighted average rate paid on:
   Federal Home Loan Bank-Atlanta advances............      5.21%           5.03%           6.24%
   Securities sold under agreements to repurchase.....      5.54            5.54              --


                                                                                      Years Ended September 30,
                                                                           -----------------------------------------------
                                                                              1999              1998               1997
                                                                           ----------        ----------         ----------
                                                                                        (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
   Securities sold under agreements to repurchase........................    $20,366           $20,185            $    --
   Federal Home Loan Bank-Atlanta advances...............................     78,000            61,784             15,000

Approximate average borrowings outstanding with respect to:
   Securities sold under agreements to repurchase........................     20,245            17,912                 --
   Federal Home Loan Bank-Atlanta advances...............................     65,975            40,241             23,951

Approximate weighted average rate paid on:
   Securities sold under agreements to repurchase........................       5.04%             5.61%                --
   Federal Home Loan Bank-Atlanta advances...............................       5.61%             5.54%              5.75%


Competition

     Anderson and Oconee Counties have a relatively large number of financial institutions, many of which are branches of large southeast regional financial institutions, and thus the Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities and mutual funds. The Bank's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, finance companies, mortgage banking companies and mortgage brokers.

Subsidiary Activities

     The Company has one wholly owned subsidiary, the Bank. The Bank had an ownership interest in three service corporations at September 30, 1999. Under Office of Thrift Supervision regulations, the Bank is authorized to invest up to 3% of its assets in service corporations, with amounts in excess of 2% only if used primarily for community purposes. At September 30, 1999, the Bank's net investment of approximately $3.3 million in its service corporations did not exceed this investment authority.

     The Bank has three service corporations: United Service Corporation of Anderson, Inc. ("United Service"), United Investments Services, Inc. ("United Investments") and Mortgage First Service Corporation ("Mortgage First").

     United Service is a wholly-owned subsidiary of the Bank. At September 30, 1999, United Service had assets of $2.6 million. United Service is involved in the following residential and commercial real estate development projects:

     Perpetual Square. A 33-acre commercial development in Anderson County purchased in January 1996 for a purchase price of $970,000. The purchase price and infrastructure improvement costs (i.e., installation of roads, utilities, etc.) were financed by a loan from the Bank that had an outstanding balance of $38,000 at September 30, 1999. As of September 30, 1999, approximately 20 acres have been sold and the Bank had no outstanding loans to purchasers. In October 1997, the Bank established a branch office at this location. See "--Properties." At September 30, 1999, the Bank's net investment in this project was approximately $548,000.

     The Meadows Development. A 99-acre residential subdivision consisting of approximately 108 lots located in Anderson County purchased in October 1996 for a purchase price of $600,000. The purchase price and infrastructure improvement costs were financed by a loan from the Bank that had an outstanding balance of $1.1 million at September 30, 1999. The Bank has entered into a contractual agreement with the local office of a national realtor to market the subdivision lots, and marketing began in September 1997. The realtor has no investment in the project. As of September 30, 1999, 60 lots were sold and the Bank had outstanding loans to purchasers totaling $395,000. At September 30, 1999, the Bank's net investment in this project was approximately $1.2 million.

     Ashton Place Subdivision. A 24-acre multi-family housing development consisting of 44 lots located in Anderson County purchased in January 1996 for a purchase price of $164,000. The purchase price and infrastructure improvement costs were financed by a loan from the Bank that had been paid off as of September 30, 1999. The lots are being developed in four phases of 11 lots each. As of September 30, 1999, 40 lots have been sold and four lots remain unsold in phase IV. At September 30, 1999, the Bank had loans outstanding to purchasers totaling $855,000. At September 30, 1999, the Bank's net investment in this project was approximately $65,000.

     North Park. A 57-acre industrial park located in Anderson County purchased in June 1996 at a purchase price of $248,000. The purchase price and infrastructure improvement costs were financed by a loan from the Bank that had no outstanding balance as of September 30, 1999. As of September 30, 1999, 20 acres had been sold and the Bank had outstanding loans to purchasers totaling $366,000, all of which were permanent mortgage loans. At September 30, 1999, the Bank's net investment in this project was approximately $285,000.

     United Investments, a wholly-owned subsidiary of United Service, offers full service brokerage services. On a consolidated basis United Service and United Investments had net income of $177,000 for the year ended September 30, 1999.

     Mortgage First is a wholly-owned subsidiary of the Bank. In August 1996, Mortgage First made a $400,000 equity investment in a start-up regional mortgage banking company known as "First Trust Mortgage Corporation of the South" ("First Trust"), with offices in Rock Hill, Columbia, Clemson and Greenville, South Carolina. During the year ended September 30, 1999, First Trust closed 1,538 loans totaling $215.6 million.

     The Bank has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Purchases and Sales and Servicing." All loans are purchased from First Trust subject to the Bank's underwriting standards. The Bank intends to purchase at least $1.8 million of loans from First Trust monthly. At September 30, 1999, the Bank's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to the amount of its equity investment through Mortgage First. The Bank, either directly or through Mortgage First, may undertake future additional financial commitments that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans or understandings at present. The Bank recorded a gain of approximately $179,000 related to First Trust's operations for the year ended September 30, 1999. Robert W. Orr, President and Chief Executive Officer of the Company and the Bank, and Barry C. Visioli, Senior Vice President of the Company and the Bank, are directors of First Trust.

Personnel

     As of September 30, 1999, the Bank had 96 full-time employees and 25 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, SouthBanc Shares is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is regulated, examined and supervised extensively by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining certain approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and the Federal Deposit Insurance Corporation examine the Bank periodically to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework for the Bank's activities and is intended primarily to protect the insurance fund and the Bank's depositors.

     The regulatory structure also gives regulatory authorities extensive discretion in their supervisory and enforcement activities and examination policies, including policies regarding asset classification and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on SouthBanc Shares, the Bank and their operations. The description of statutory provisions and regulations that apply to SouthBanc Shares and the Bank discussed below and elsewhere in this prospectus is not a complete description of them and their effects on the Bank and SouthBanc Shares.

Holding Company Regulation

     SouthBanc Shares is a nondiversified unitary savings and loan holding company under federal law. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation -- Qualified Thrift Lender Test." Recent legislation, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. SouthBanc Shares qualifies for the grandfather.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation, unless it first receives the approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that results in a multiple savings and loan holding company controlling savings institutions in more than one state. However, there are two exceptions to this general rule. First, the approval of interstate supervisory acquisitions by savings and loan holding companies. Second, the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit the acquisition. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies do not have specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations place these restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to SouthBanc Shares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, which has authority to order the stoppage of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard requires an institution to maintain Tier 1 or core capital to risk-weighted assets of at least 4% and total capital to risk-weighted assets of at least 8%. Total capital is defined as core capital and supplementary capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core or Tier 1 capital is defined as common stockholders' equity and retained earnings, certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Presently, the Office of Thrift Supervision has deferred implementation of the interest rate risk component. At September 30, 1999, the Bank met each of its capital requirements. See Note 12 to Notes to Consolidated Financial Statements for further information.

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 or core capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4%, or 3% or less for institutions with the highest examination rating, is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Although there is a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized" if the institution is critically undercapitalized on average during the calendar quarter 270 days after becoming critically undercapitalized. The regulation also provides that an institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date that the Office of Thrift Supervision notifies it that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions immediately apply to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including issuing a capital directive and replacing senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

     The Federal Deposit Insurance Corporation may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

     Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as SouthBanc Shares, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired SouthBanc Shares.

     Loans to One Borrower. Federal law provides that savings institutions must generally follow the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

     Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months out of each 12 month period. "Portfolio assets" equals total assets less specified liquid assets up to 20% of total assets, intangibles, including goodwill, and the value of property used to conduct business. "Qualified thrift investments" are primarily residential mortgages and related investments, including certain mortgage-backed securities.

     A savings institution that fails the qualified thrift lender test faces certain operating restrictions and may be required to convert to a commercial bank charter. As of September 30, 1999, the Bank complied with the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the Office of Thrift Supervision that it needs more than normal supervision. A Tier I institution could, after first giving notice to but without obtaining approval of the Office of Thrift Supervision, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.

     Effective April 1, 1999, the Office of Thrift Supervision's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still give advance notice to Office of Thrift Supervision of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the Office of Thrift Supervision determines that the distribution would be an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank met these requirements at September 30, 1999.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank's assessments for the fiscal year ended September 30, 1999 totaled $76,000.

     Branching. Office of Thrift Supervision regulations permit federally chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The Office of Thrift Supervision authority preempts any state law purporting to regulate branching by federal savings associations.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" is limited by federal law. Generally, an affiliate is any company that controls or is under common control with an institution, including SouthBanc Shares. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% Stockholders, as well as entities within the control of these persons, is also governed by federal law. These persons are often referred to as "insiders" of a company. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of a receivership or conservatorship, or to termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially serious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 1999, of $3.7 million. Federal Home Loan Bank of Atlanta advances must be secured by specified types of collateral.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less, subject to adjustment by the Federal Reserve Board the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Community Reinvestment Act

     Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating, received from the Office of Thrift Supervision was "satisfactory."

                                   TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements.

     Bad Debt Reserve. Historically, savings institutions such as the Bank, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" Bank (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six-year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the alternative minimum taxable income. In addition, only 90% of alternative minimum taxable income can be offset by net operating loss carryovers. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its alternative minimum taxable income (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of alternative minimum taxable income (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an alternative minimum tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

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

Item 2.  Properties
-------------------

     The following table sets forth certain information relating to the Bank's offices as of September 30, 1999. All offices are owned by the Bank except as noted in the table.

                                                                                                 Lease
                                        Year                Owned               Square           Expiration
Location                               Opened             or Leased            Footage           Date
--------                             ----------         -------------        -----------         -------------------------
Main Office:

907 N. Main Street                      1979                 Owned                  50,000       --
Anderson, South Carolina

Branch Offices:

104 Whitehall Road                      1975            Building owned               2,000       December 31, 2004, with
Anderson, South Carolina                                  Land leased                            two renewal options for
                                                                                                 ten years each

2821 South Main Street                  1976            Building owned               2,500       April 30, 2000, with five
Anderson South Carolina                                   Land leased                            renewal options for five
                                                                                                 years each

Perpetual Square                        1997                 Owned                   2,700       --
SC Highway 81
Anderson, South Carolina

Northtowne                              1994                 Owned                   2,800       --
3898 Liberty Highway
Anderson, South Carolina

1007 By-Pass 123                        1996                 Owned                   2,900       --
Seneca, South Carolina


     The Bank has an in-house computer system to process customer records and monetary transactions, post deposit and general ledger entries and record
activity in installment lending, loan servicing and loan originations.   See the
information under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues" in the 1999 Annual Report to Stockholders for information regarding the Company's Year 2000 program.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

     The information contained under the section captioned "Market for Common Stock and Dividend Information" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data
---------------------------------

     The information contained under the section captioned "Selected Financial Information" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

          (a)  Financial Statements
               Independent Auditors' Report*
               Consolidated Statements of Financial Condition as of September
                30, 1999 and 1998
               Consolidated Statements of Income for the Years Ended September
                30, 1999, 1998 and 1997
               Consolidated Statements of Stockholders' Equity for the Years
                Ended September 30, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1999, 1998 and 1997
               Notes to the Consolidated Financial Statements*

          * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

          None.


                                   PART III

Item 10.  Directors, Executive Officers of the Registrant
---------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company. The officers of SouthBanc Shares are elected annually by the board of directors. Each officer holds office until his successor is duly elected and qualified or until his death or until he resigns or is removed.

Name                       Age(1)  Position
----                       ------  --------
Harold A. Pickens, Jr.      66     Chairman of the Board
Robert W. "Lujack" Orr      51     President, Chief Executive Officer and a Director
Thomas C. Hall              52     Treasurer and Chief Financial Officer
Barry C. Visioli            51     Senior Vice President
Sylvia B. Reed              59     Corporate Secretary

     The following table sets forth certain information regarding the executive officers of the Company.

Name                       Age(1)  Position
----                       ------  --------
Thomas C. Hall              52     Senior Vice President and Treasurer
Barry C. Visioli            51     Senior Vice President
Sylvia B. Reed              59     Corporate Secretary

___________________
(1)  As of September 30, 1999.


     Harold A. "Drew" Pickens, Jr. is the retired owner of Harold A. Pickens and Sons, Inc., with which he has been affiliated since 1956.

     Robert W. "Lujack" Orr has been employed by the Bank since 1974 and has held a variety of positions, such as Senior Vice President/Funds Acquisition and Executive Vice President, prior to assuming his current position as President and Managing Officer on January 1, 1991. Mr. Orr is a director of First Trust, the mortgage banking company in which a service corporation subsidiary of the Bank has an equity investment.

     Thomas C. Hall has been employed by the Bank since 1975 and currently serves as Senior Vice President, Treasurer and Chief Financial Officer responsible for areas of accounting, investments, data processing and deposits.

     Barry C. Visioli has been affiliated with the Bank since 1973. Mr. Visioli serves as Senior Vice President and is responsible for Lending Operations. Mr. Visioli is a director of First Trust, the mortgage banking company in which a service corporation subsidiary of the Bank has an equity investment.

     Sylvia B. Reed joined the Bank in 1986 and currently serves as Corporate Secretary.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

          (b)  Security Ownership of Management

               The information required by this item is incorporated herein by reference to the sections captioned "Stock Ownership" in the Proxy Statement.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

          (a)  Exhibits

               3.1       Certificate of Incorporation of SouthBanc Shares, Inc.
                         (incorporated by reference to Exhibit 3.1 to the
                         Company's Registration Statement on Form S-1 (File No.
                         333-42517) filed on December 17, 1997)
               3.2       Bylaws of SouthBanc Shares, Inc. (incorporated by
                         reference to Exhibit 3.2 to the Company's Registration
                         Statement on Form S-1 (File No. 333-42517) filed on
                         December 17, 1997)
               4.0       Specimen stock certificate (incorporated by reference
                         to Exhibit 4.0 to the Company's Registration Statement
                         on Form S-1 (File No. 333-42517) filed on December 17,
                         1997)
               10.1      Employment Agreement between SouthBanc Shares, Inc. and
                         Robert W. Orr
               10.2      Employment Agreement between SouthBanc Shares, Inc. and
                         Thomas C. Hall
               10.3      Employment Agreement between SouthBanc Shares, Inc. and
                         Barry C. Visioli
               10.4      Employment Agreement between Perpetual Bank, A Federal
                         Savings Bank and Robert W. Orr
               10.5      Employment Agreement between Perpetual Bank, A Federal
                         Savings Bank and Thomas C. Hall
               10.6      Employment Agreement between Perpetual Bank, A Federal
                         Savings Bank and Barry C. Visioli
               10.7      1998 Stock Option Plan (incorporated by reference to
                         the Company's Annual Meeting Proxy Statement dated
                         December 18, 1998)
               10.8      1998 Management Development and Recognition Plan
                         (incorporated by reference to the Company's Annual
                         Meeting Proxy Statement dated December 18, 1998)
               10.9      Supplemental Executive Retirement Agreement with Robert
                         W. Orr
               10.10     Supplemental Executive Retirement Agreement with Thomas
                         C. Hall
               10.11     Supplemental Executive Retirement Agreement with Barry
                         C. Visioli
               13        Annual Report to Stockholders
               21        Subsidiaries of the Registrant
               23        Consent of Elliott, Davis & Company, LLP
               27        Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHBANC SHARES, INC.



Date: December 28, 1999             By: /s/ Robert W. Orr
                                        ----------------------------------------
                                        Robert W. Orr
                                        President and Managing Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert W. Orr                   By: /s/ Thomas C. Hall
    --------------------------------        ------------------------------------
    Robert W. Orr                           Thomas C. Hall
    President and Managing Officer          Senior Vice President and Treasurer
    (Principal Executive Officer)           (Principal Financial and Accounting
                                            Officer)

Date: December 28, 1999                 Date: December 28, 1999


By: /s/ Harold A. Pickens, Jr.          By: /s/ Cordes G. Seabrook, Jr.
    --------------------------------        ------------------------------------
    Harold A. Pickens, Jr.                  Cordes G. Seabrook, Jr.
    Chairman of the Board                   Director

Date: December 28, 1999                 Date: December 28, 1999


By: /s/ Martha S. Clamp                 By: /s/ Jim Gray Watson
    --------------------------------        ------------------------------------
    Martha S. Clamp                         Jim Gray Watson
    Director                                Director

Date: December 28, 1999                 Date: December 28, 1999


By: /s/ Jack F. McIntosh                By: /s/ Richard C. Ballenger
    --------------------------------        ------------------------------------
    Jack F. McIntosh                        Richard C. Ballenger
    Director                                Director

Date: December 28, 1999                 Date: December 28, 1999


By: /s/ F. Stevon Kay
    --------------------------------
    F. Stevon Kay
    Director

Date: December 28, 1999