Form 10-Q
period 1999-12-31
SOUTHBANC SHARES INC
filed 2000-02-14
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20052

                 ____________________________________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number  0-23751
                                               --------
                 ____________________________________________

                             SouthBanc Shares, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                58-2361245
        ------------                              ----------
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)                identification no.)

                               907 N. Main Street
                         Anderson, South Carolina 29621
                         ------------------------------
                    (Address of Principal Executive Offices)

                                  (Zip Code)

                                (864) 225-0241
                                --------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)  Yes  X                     No ____
                  ----

$0.01 par value of common stock                      3,089,113
-------------------------------                      ---------
             (Class)                      (Outstanding at December 31, 1999)

                     SouthBanc Shares, Inc. and Subsidiary

                                   FORM 10-Q

                    FOR THE QUARTER ENDED December 31, 1999

                               TABLE OF CONTENTS

Item 1.   Financial Statements
          Consolidated Balance Sheets as of December 31, 1999 and
             September 30, 1999 (unaudited)....................................   3
          Consolidated Statements of Income for the Quarter Ended
             December 31, 1999, and the Three Months Ended December 31, 1998
             (unaudited).......................................................   4
          Consolidated Statements of Stockholders' Equity
             for the Year Ended September 30, 1999 and
             the Three Months Ended December 31, 1999 (unaudited)..............   5
          Consolidated Statements of Cash Flows for the Three Months
             Ended December 31, 1999 and 1998 (unaudited)......................   6
          Notes to Consolidated Financial Statements (unaudited)...............   8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the Three Months Ended December 31,
          1999 and 1998........................................................  10
          Liquidity and Capital Resources......................................  14
          Capital Compliance...................................................  14
          Impact of New Accounting Pronouncements..............................  15
          Effect of Inflation and Changing Prices..............................  15
          Year 2000 Considerations.............................................  15

Item 3.   Market Risk Disclosure...............................................  15

Part II   Other Information
          Items:
          1.  Legal Proceedings................................................  16
          2.  Changes in Securities and Use of Proceeds........................  16
          3.  Defaults Upon Senior Securities..................................  16
          4.  Submission of Matters to a Vote of Senior Holders................  16
          5.  Other Materially Important Events................................  16

          Signatures...........................................................  17

                     SouthBanc Shares, Inc. and Subsidiary
                    Consolidated Balance Sheets (Unaudited)

Item I - Financial Statements

                                                                         December 31            September 30,
                                                                             1999                    1999
                                                                         ------------           ------------
Assets
------
Cash and cash equivalents                                                $16,176,752            $15,546,360
Investment securities available for sale (amortized
        cost of $16,761,195 at December 31, 1999,
        $17,673,222 at September 30, 1999)                                15,232,673             16,243,703
Federal Home Loan Bank stock, at cost                                      3,950,000              3,650,000
Mortgage-backed securities available for sale
        (amortized cost of $49,854,873 at December 31,
        1999, and $60,027,799 at September 30, 1999)                      47,839,117             58,384,541

Loans receivable, (net of allowance for loan losses of
        $2,744,405 at December 31, 1999, and
        $2,617,662 at September 30, 1999)                                267,302,568            255,488,141
Investment in limited partnership                                          1,575,373              1,575,373
Real estate acquired in settlement of loans                                  208,150                229,900
Real estate held for development                                           2,203,034              2,095,903
Premises and equipment, net                                                5,631,021              5,722,230
Accrued interest receivable
        Loans receivable                                                   2,085,958              1,860,838
        Mortgage-backed and other securities                                 397,815                453,968
Cash surrender value of life insurance                                     7,961,408              7,865,743
Other                                                                      3,103,169              3,034,571
                                                                        ------------           ------------
                      Total Assets                                      $373,667,038           $372,151,271
                                                                        ============           ============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                $219,197,587            221,257,085
Advances from the Federal Home Loan Bank ("FHLB")                         79,000,000             73,000,000
Securities sold under agreements to repurchase                            20,453,489             20,254,436
Advance payments by borrowers for property taxes and
     insurance                                                               142,115                438,484
Accrued interest payable                                                   1,320,624              1,356,578
Accrued expenses and other liabilities                                     2,501,332              3,094,136
                                                                        ------------           ------------
                      Total Liabilities                                  322,615,147            319,400,719
                                                                        ------------           ------------

Commitments and contingencies - Note 17

Stockholders' Equity
--------------------
Preferred stock ($0.01 par value; authorized 250,000 shares;
        none issued or outstanding at December 31, 1999, and
        September 30, 1999)                                                        -                      -
Common stock ($0.01 par value; authorized 7,500,000
        shares; issued 4,322,030 shares at December 31, 1999.
        $0.01 par value; authorized 7,500,000 shares;
        issued 4,322,030 shares at September 30, 1999                         43,220                 43,220
Additional paid-in capital                                                57,789,937             57,741,324
Retained earnings, restricted                                             23,232,932             22,351,722
Treasury stock - at cost (1,232,917 shares)                              (24,999,851)           (22,515,585)
Accumulated other comprehensive income, net                               (2,339,223)            (2,028,033)
Indirect guarantee of ESOP debt                                             (600,024)              (622,247)
Deferred compensation for Management
        Recognition Plan (MRP)                                            (2,075,100)            (2,219,849)
                                                                        ------------           ------------
                      Total stockholders' equity                          51,051,891             52,750,552
                                                                        ------------           ------------
                      Total liabilities and stockholders' equity        $373,667,038            372,151,271
                                                                        ============           ============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Income (Unaudited)

                                                   For the Three Months Ended
                                                           December 31,
                                                           ------------
                                                      1999              1998
                                                      ----              ----
Interest Income:
     Loans                                         $5,223,922        $4,713,164
     Mortgage-backed securities                       915,758         1,171,238
     Other investments                                523,503           634,745
                                                   ----------        ----------
        Total interest income                       6,663,183         6,519,147
                                                   ----------        ----------

Interest expense:
     Interest on deposits:
        Transaction accounts                          236,270           264,569
        Passbook accounts                             164,760           155,469
        Certificate accounts                        1,777,562         1,837,934
                                                   ----------        ----------
        Total interest on deposits                  2,178,592         2,257,972

     Interest on borrowings                         1,325,685         1,075,078
                                                   ----------        ----------
        Total interest expense                      3,504,277         3,333,050
                                                   ----------        ----------

Net interest income                                 3,158,906         3,186,097
Provision for loan losses                             150,000            80,000
                                                   ----------        ----------
Net interest income after provision for
     loan losses                                    3,008,906         3,106,097
                                                   ----------        ----------
Other income:
     Loan and deposit account service charges         998,414           878,783
     Gain (Loss) on sale of investments               (94,702)          292,035
     (Loss) on sale of real estate acquired
        in settlement of loans                         (5,150)           (1,794)
     Gain on sale of loans, net                             0            48,741
     Gain on sale of real estate held
        for development                                53,001            36,172
     Earnings on bank owned life insurance            107,670           107,100
     Other                                            250,461           143,487
                                                   ----------        ----------
        Total other income                          1,309,694         1,504,524
                                                   ----------        ----------
General and administrative expenses:
     Salaries and employee benefits                 1,277,822         1,150,068
     Occupancy                                        127,792           119,522
     Furniture and equipment expense                  246,119           264,241
     FDIC insurance premiums                           32,833            29,188
     Advertising                                       46,561            43,243
     Data processing                                  126,883           109,457
     Office supplies                                  104,041            46,783
     Profit improvement program                        70,000            65,774
     Other                                            286,730           290,631
                                                   ----------        ----------
        Total general and administrative expenses   2,318,781         2,118,907
                                                   ----------        ----------

Income before income taxes                          1,999,819         2,491,714
Income taxes                                          653,242           869,790
                                                   ----------        ----------
Net income                                         $1,346,577        $1,621,924
                                                   ----------        ----------
Basic earnings per share                           $     0.44        $     0.40
                                                   ==========        ==========
Diluted earnings per share                         $     0.41        $     0.39
                                                   ==========        ==========
Weighted average shares outstanding:
     Basic                                          3,060,241         4,061,389
                                                   ==========        ==========
     Diluted                                        3,257,956         4,154,804
                                                   ==========        ==========
Dividends per share                                $     0.15        $     0.12
                                                   ==========        ==========

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
    Year Ended September 30, 1999 and Three Months Ended December 31, 1999
                                  (Unaudited)

                                                                                                     Accumulated
                                                                                                       Other
                                                                  Additional      Retained          Comprehensive
                                           Common       Common      Paid-in       Earnings          Income (Loss),     Treasury
                                           Shares        Stock      Capital      Restricted              Net             Stock
                                         ---------      -------   ---------      ----------         -------------      -------
Balance at September 30, 1998            4,306,410      $43,064   $57,470,324    $18,154,380        $    180,009                -

Net income                                       -            -             -      5,972,778                   -                -
Other comprehensive income                       -            -             -              -                   -                -
    Unrealized loss on securities,  net          -            -             -              -          (2,304,587)               -
    Reclassification adjustment for              -            -             -              -                   -                -
    losses realized in net income, net           -            -             -              -              96,543                -
Comprehensive income                             -            -             -              -                   -                -

Exercise of stock options                   15,620          156        68,057              -                   -                -
Reduction of ESOP debt                           -            -             -              -                   -                -
ESOP compensation expense                        -            -       180,130              -                   -                -
Earned portion of MRP                            -            -             -              -                   -                -
Dividends on common stock                        -            -    (1,775,436)
Transfer from Treasury Stock to MRP              -                     22,813                                  -        1,830,515
Purchase of Treasury                             -            -             -              -                   -      (24,346,100)
                                         ---------      -------    ----------    -----------      --------------      -----------
Balance at September 30, 1999            4,322,030       43,220    57,741,324     22,351,722          (2,028,033)     (22,515,585)

Net Income                                       -            -             -      1,346,577                   -                -
Other comprehensive income:
    Unrealized loss on securities, net           -            -             -              -            (373,693)               -
    Reclassification adjustment for
    losses realized in net income, net           -            -             -              -              62,503                -
Comprehensive income                             -            -             -              -                                    -

Reduction of ESOP debt                                                                     -                   -                -
ESOP compensation expense                                              48,613              -                   -                -
Earned portion of MRP                            -            -             -              -                   -                -
Dividends on common stock                        -            -             -       (465,367)                  -                -
Purchase of Treasury Stock                       -            -             -                                  -      ($2,484,266)
                                         ---------      -------    ----------    -----------      --------------      -----------
Balance at December 31 1999              4,322,030      $43,220    57,789,937    $23,232,932         ($2,339,223)    ($24,999,851)
                                         =========      =======    ==========    ===========      ==============      ===========

                                           Indirect
                                          Guarantee           Deferred
                                             of             Compensation
                                             ESOP               for
                                             Debt               MRP                Total
                                          ----------        -----------         ---------
Balance at September 30, 1998              ($711,140)       ($729,311)          $74,407,326

Net income                                         -                -             5,972,778
Other comprehensive income                         -                -
    Unrealized loss on securities, net             -                -           ($2,304,587)
    Reclassification adjustment for                -                -
    losses realized in net income, net             -                -                96,545
Comprehensive income                               -                -             3,764,736
                                                   -                -
Exercise of stock options                          -                -                68,213
Reduction of ESOP debt                        88,893                -                88,893
ESOP compensation expense                          -                -               180,130
Earned portion of MRP                                         362,790               362,790
Dividends on common stock                                                        (1,775,436)
Transfer from Treasury Stock to MRP                -       (1,853,328)                    -
Purchase of Treasury Stock                         -                -           (24,346,100)
                                          ----------     ------------           ------------
Balance at September 30, 1999               (622,247)      (2,219,849)           52,750,552

Net Income                                         -                -             1,346,577
Other comprehensive income:
    Unrealized loss on securities, net             -                -              (373,693)
    Reclassification adjustment for
    losses realized in net income, net             -                -                62,503
                                                                                -----------
Comprehensive income                               -                -             1,035,387

Reduction of ESOP debt                        22,223                -                22,223
ESOP compensation expense                          -                -                48,613
Earned portion of MRP                              -          144,749               144,749
Dividends on common stock                          -                               (465,367)
Purchase of Treasury Stock                         -                -            (2,484,266)
                                          ----------     ------------           -----------
Balance at December 31 1999                ($600,024)     ($2,075,100)          $51,051,891
                                          ==========     ============           ===========

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

           Three Months Ended December 31, 1999 and 1998 (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                          1999               1998
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                         $1,346,577         $1,621,924
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                    210,229            216,053
           Accretion, Net                                                 (255,158)          (242,280)
           Provision for loan losses                                       150,000             80,000
           (Gain) loss on sale of investments, net                          94,702           (292,035)
           Loss on sale of real estate                                       5,150              1,794
           Gain on sale of loans, net                                            -            (48,741)
           Gain on sale of real estate held for
               development                                                 (53,001)           (36,172)
           Deferred compensation                                           193,362             91,959
           Increase in accrued interest
               receivable and other assets                                (237,565)        (2,375,697)
           Increase (decrease) in other liabilities                       (575,757)           434,663
                                                                  -----------------  -----------------
               Net cash provided by operating activities                   878,539           (548,532)
                                                                  -----------------  -----------------

Cash flows from investing activities:
     Increase in loans receivable, net                                  (3,703,905)          (536,209)
     Purchases of loans receivable                                      (8,468,672)       (15,824,441)
     Purchase of mortgage-backed securities                                      -         (9,929,696)
     Purchases of investment securities                                   (877,943)        (3,337,004)
     Purchases of FHLB stock                                            (1,300,000)          (160,800)
     Purchase of premises and equipment                                   (119,020)           (48,295)
     Sales of loans receivable                                                   -          1,666,037
     Proceeds from redemption of FHLB stock                              1,000,000                  -
     Principal repayments on mortgage-backed securities                  2,748,005         13,150,723
     Proceeds from maturities of investment securities                   2,000,000                  -
     Proceeds from sale of mortgage-backed securities,
        available for sale                                               7,439,993          1,911,563
     Proceeds from sale of real estate owned                               224,750             83,055
     Proceeds from sale of real estate held for
        development                                                         67,860            327,589
     Capital improvements of real estate held for
        development                                                       (174,991)          (134,409)
                                                                  -----------------  -----------------
               Net cash used in investing activities                    (1,163,923)       (12,831,887)
                                                                  -----------------  -----------------

                                   Continued

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

           Three Months Ended December 31, 1999 and 1998 (Unaudited)

                                                                          1999               1998
                                                                       -----------        -----------
Cash flows from financing activities:
     Increase (decrease) in deposit accounts                            (2,059,498)         9,587,820
     Proceeds from FHLB Advances                                        83,000,000         38,000,000
     Repayment of FHLB Advances                                        (77,000,000)       (33,000,000)
     Proceeds from securities sold under agreements
        to repurchase                                                      199,053                 59
     Proceeds from other borrowings                                              -          7,000,000
     Payment of stock offering costs                                             -            (15,669)
     Purchase of Treasury stock                                         (2,484,266)       (14,921,186)
     Repayments of ESOP loan                                                22,223             22,223
     Dividends paid on common stock                                       (465,367)          (480,342)
     Increase (decrease) in advance payments by borrowers
        for property taxes and insurance                                  (296,369)          (216,544)
                                                                       -----------        -----------
               Net cash provided by (used in) financing activities         915,776          5,976,361

Net increase (decrease) in cash and cash equivalents                       630,392         (7,404,058)

Cash and cash equivalents, beginning of year                            15,546,360         21,197,419
                                                                       -----------        -----------
Cash and cash equivalents, end of year                                 $16,176,752        $13,793,361
                                                                       ===========        ===========
Supplemental disclosures:
     Cash paid during the year for
        Interest                                                       $ 3,540,231        $ 3,303,071
                                                                       ===========        ===========
        Taxes                                                          $   760,000        $   580,000
                                                                       ===========        ===========
Noncash investing activities:
     Additions to real estate acquired in settlement of loans          $   208,150        $   172,207
                                                                       ===========        ===========
     Loans receivable exchanged for mortgage-backed
        securities                                                               -                  -
                                                                       ===========        ===========
     Change in unrealized net gain (loss) on securities
        available for sale, net of tax                                 $   311,190        $     8,211
                                                                       ===========        ===========
     Increase (decrease) in Employee Stock
        Ownership Plan debt guaranteed by the
        Bank                                                           $    22,223        $    22,223
                                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation
     ---------------------

         The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1999.

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

         United Service Corporation is a wholly-owned subsidiary of the Savings Bank. At December 31, 1999, United Service had assets of $2.5 million. United Service is involved in two residential and two commercial real estate development projects.

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

         The Company's Board of Directors declared a cash dividend of $.15 per share to its shareholders during the quarter ended December 31, 1999, payable to shareholders of record as of January 4, 2000.

4.   Earnings Per Share
     ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard

     ------------------------------

         specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Company adopted SFAS No. 128 during the quarter ended December 31, 1997. Accordingly, all prior period earnings per share have been restated for the purchase of Treasury Stock.


         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                                FOR THE QUARTER ENDED DECEMBER 31, 1999
                                                ---------------------------------------

                                               INCOME             SHARE          PER SHARE
                                             (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                             -----------       ------------       ------
         BASIC EPS                           $1,346,577         3,060,241         $0.44

         Effect of Diluted Securities:
         Stock Options                                0           105,530
         ESOP                                         0            92,185
                                             -----------        ---------

         Diluted EPS                         $1,346,577         3,257,956         $0.41

     ------------------------------

                                                       FOR THE QUARTER ENDED DECEMBER 31, 1998
                                                       ---------------------------------------

                                                      INCOME                SHARE             PER SHARE
                                                    (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                    -----------         -------------          ------
         BASIC EPS                                   $1,621,924             3,956,035            $0.41

         Effect of Diluted Securities:
         Stock Options                                        0                93,415
         ESOP                                                 0               105,354
                                                       --------              --------

         Diluted EPS                                 $1,621,924             4,154,804            $0.39


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1999 and September 30, 1999

Total assets increased 0.40% or $1.5 million to $373.7 million at December 31, 1999, from $372.2 million at September 30, 1999. Loans receivable increased 4.62% or $11.8 million to $267.3 million at December 31, 1999, from $255.5 million at September 30, 1999. The increase in loans receivable resulted from growth in first mortgage residential loans which increased $7.2 million to $151.9 million at December 31, 1999, from $144.7 million at September 30, 1999, residential construction loans which increased $0.3 million to $28.1 million at December 31, 1999 from $27.8 million at September 30, 1999, commercial real estate which increased $1.9 million to $50.0 million at December 31, 1999, from $48.1 million at September 30, 1999, commercial loans which increased $0.9 million to $16.3 million at December 31, 1999, from $15.4 million at September 30, 1999, and consumer loans which increased $1.8 million to $23.8 million at December 31, 1999, from $22.0 million at September 30, 1999.

Cash and cash equivalents increased 4.52% or $0.7 million to $16.2 million at December 31, 1999, from $15.5 million at September 30, 1999.

Investment securities available-for-sale decreased 6.17% or $1.0 million to $15.2 million at December 31, 1999, from $16.2 million at September 30, 1999. The Company's $2.0 million agency callable bond yielding 8.00% was called, and the Company purchased $0.9 million of equity investments.

Mortgage-backed securities available-for-sale decreased 18.15% or $10.6 million to $47.8 million at December 31, 1999, from $58.4 million at September 30, 1999. The Company sold $7.4 million FHLMC fixed rate mortgage-backed securities with coupon rates between 7.50% and 8.00% maturing in twenty years. Principal repayments on mortgage-backed securities were $2.7 million.

The investment in the limited partnership was $1.6 million at December 31, 1999, and September 30, 1999, based upon independent appraisals. Future adjustments to the valuation reserve will be recorded as deemed necessary. The limited partnership, an equity investment, invests in mortgage servicing rights tied to a national portfolio of residential mortgage loans.

Real estate held for development increased $0.1 million to $2.2 million at December 31, 1999, from $2.1 million at September 30, 1999. United Service Corporation sold three single-family residential lots in The Meadows Subdivision at a cost of $97,000. Forty-six lots remain available for sale in Phase II in The Meadows residential subdivision with all infrastructure to be completed by June 2000. One tract of 8.0 acres and another tract of 5.0 acres remain available for

Comparison of Financial Condition at December 31, 1999 and September 30, 1999
-----------------------------------------------------------------------------

sale in Perpetual Square, a commercial real estate development. Northpark, an industrial park has twenty unsold acres of land.

Deposits decreased 1.0% or $2.1 million to $219.2 million at December 31, 1999, from $221.3 million at September 30, 1999. The Company consolidated the number of checking and statement saving accounts being offered and initiated a new deposit fee schedule. Non interest bearing checking accounts decreased 11.46% or $1.8 million to $13.9 million at December 31, 1999, from $15.7 million at September 30, 1999. Interest bearing checking accounts decreased 0.69% or $0.3 million to $43.0 million at December 31, 1999, from $43.3 million at September 30, 1999. Statement savings accounts decreased 6.06% or $1.6 million to $24.8 million at December 31, 1999, from $26.4 million at September 30, 1999. Certificates of deposits increased 1.18% or $1.6 million to $137.5 million at December 31, 1999, from $135.9 million at September 30, 1999.

Advances from the Federal Home Loan Bank increased 8.22% or $6.0 million to $79.0 million at December 31, 1999, from $73.0 million at September 30, 1999. The advances were used to fund the common stock repurchase program and to fund loan originations and loan purchases from Mortgage First Service Corporation, a subsidiary of the Savings Bank.

Stockholders equity decreased 3.22% or $1.7 million to $51.1 million at December 31, 1999, from $52.8 million at September 30, 1999. Retained earnings were offset by dividends paid in the amount of $0.5 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account. During the three months ended December 31, 1999, the Company repurchased 115,675 shares at an average cost of $21.48 per share and a total cost of $2.5 million.

Accumulated other comprehensive income net decreased ($0.3) million to ($2.3) million at December 31, 1999, from ($2.0) million at September 30, 1999, due to a decrease in the market value of the investment securities available for sale and mortgage-backed securities available for sale resulting from an increase in interest rates in the securities markets.

Deferred compensation for Management Recognition Plan (MRP) decreased $0.1 million to ($2.1) million at December 31, 1999, from ($2.2) million at September 30, 1999, due to the amortization of the cost of the (MRP).

Comparison of Operating Results for the Three Months Ended December 31, 1999, and 1998

Net Income
----------

Net income for the three months ended December 31, 1999, decreased to $1.4 million or $0.44 basic earnings per share and $0.41 diluted earnings per share, compared to $1.6 million or $0.41 basic earnings per share and $0.39 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income was $3.2 million for the three months ended December 31, 1999, and the three months ended December 31, 1998. Total interest income increased 2.21% or $144,000 to $6.7 million for the three months ended December 31, 1999, from $6.5 million for the three months ended December 31, 1998, due primarily to a higher average balance of outstanding loans which increased $23.6 million or 10.02% to an average of $259.1 million yielding 8.06% for the three months ended December 31, 1999, from $235.5 million yielding 8.01% for the three months ended December 31, 1998. Interest income on mortgage-backed securities decreased 21.78% or $255,000 to $0.9 million for the three months ended December 31, 1999, as the average balance decreased $21.9 million to $51.7 million for the three months ended December 31, 1999, from $73.6 million for the three months ended December 31, 1998. Interest income on other investments decreased 17.48% or $111,000 due primarily to a lower balance of investment securities

-------------------------------

and interest bearing securities which decreased 23.85% or $9.3 million, to an average balance of $29.7 million yielding 7.06% for the three months ended December 31, 1999, from $39.0 million yielding 6.51% for the three months ended December 31, 1998.

Interest Expense
----------------

Interest expense on deposits decreased 3.50% or $79,000 as the average outstanding balance increased 3.28% or $7.0 million to $220.2 million at an average cost of 3.96% for the three months ended December 31, 1999, from $213.2 million at an average cost of 4.24% for the three months ended December 31, 1998. Interest on borrowings increased $251,000 to $1.3 million for the three months ended December 31, 1999, from $1.1 million for the three months ended December 31, 1998, as the average borrowings increased 9.26% or $8.0 million to $94.4 million at an average cost of 5.62% for the three months ended December 31, 1999, from $86.4 million at an average cost of 4.98% for the three months ended December 31, 1998.

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

The provision for loan losses increased 87.5% or $70,000 to $150,000 for the three months ended December 31, 1999, from $80,000 for the three months ended December 31, 1998, due to an increase in non-performing assets during the quarter ended December 31, 1999.

Non-performing assets at December 31, 1999, were $2.7 million consisting of $456,000 of residential mortgage construction loans, $208,000 of real estate acquired in settlement of loans, $905,000 of single family residential loans, $909,000 of a commercial real estate loan, $124,000 of commercial loans, and $95,000 of consumer loans.

Non-performing assets at September 30, 1999, were $2.6 million consisting of $88,000 of residential mortgage construction loans, $208,000 of real estate acquired in settlement of loans, $1,184,000 of single family residential loans, $873,000 of a commercial real estate loans, $126,000 of commercial loans, and $86,000 of consumer loans.

The allowance for loan losses to total loans was 1.02% at December 31, 1999, and 1.01% at September 30, 1999.

Other Income
------------

Total other income decreased 13.0% or $195,000 to $1.3 million for the three months ended December 31, 1999, from $1.5 million for the three months ended December 31, 1998. Loan and deposit service charges increased $119,000 to $998,000 from $879,000 for the three months ended December 31, 1998, as a result of an increase to the fee structure of deposit accounts. Gain (loss) on sale of investments was a loss of $95,000 for the three months ended December 31, 1999, compared to a gain of $292,000 for the three months ended December 31, 1998. Loss on sale of real estate acquired in settlement of loans was a loss of $5,000 for the three months ended December 31, 1999, compared to a loss of $2,000 for the three months ended December 31, 1998.

There was no gain on sale of loans for the three months ended December 31, 1999, compared to a gain of $49,000 for the three months ended December 31, 1998. Gain on sale of real estate held for development was $53,000 for the three months ended December 31, 1999, as three residential lots were sold by the United Service Corporation in The Meadows residential subdivision compared to $36,000 for the three months ended December 31, 1998, as two residential lots were sold in The Meadows. Other income increased $107,000 to $250,000 for the three months ended

------------------------

December 31, 1999, compared to $143,000 for the three months ended December 31, 1998, due to earnings from Mortgage First Service Corporation, United Investment Services Inc., and the accounts receivable processing service.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 11.13% or $128,000 to $1.3 million for the three months ended December 31, 1999, from $1.2 million for the three months ended December 31, 1998, due to the expense of the 1999 Management Recognition Plan (MRP). Office occupancy increased 6.67% or $8,000 to $128,000 for the three months ended December 31, 1999, from $120,000 for the three months ended December 31, 1998, due to a increase in building maintenance. Furniture and equipment expenses decreased 6.82% or $18,000 to $246,000 for the three months ended December 31, 1999, from $264,000 for the three months ended December 31, 1998, due to decreases in depreciation expense and equipment maintenance expense. Advertising increased 9.30% or $4,000 to $47,000 for the three months ended December 31, 1999, from $43,000 for the three months ended December 31, 1998. Data processing increased 16.51% or $18,000 to $127,000 for the three months ended December 31, 1999, from $109,000 for the three months ended December 31, 1998, as a result of increased volume and cost of ATM and debit card processing. Office supplies increased 121.28% or $57,000 to $104,000 for the three months ended December 31, 1999, from $47,000 for the three months ended December 31, 1998, due to a increase in the purchase of data processing supplies. The profit improvement program expense increased 6.06% or $4,000 to $70,000 for the three months ended December 31, 1999 from $66,000 for the three months ended December 31, 1998, based on increased deposit service charges. Other operating expenses decreased 1.37% or $4,000 to $287,000 for the three months ended December 31, 1999, from $291,000 for the three months ended December 31, 1998.

Income Taxes
------------

Income taxes decreased 24.94% or $217,000 to $653,000 for the three months ended December 31, 1999, from $870,000 for the three months ended December 31, 1998. This was due to a decrease in income before taxes of 19.75% or $492,000 to $2.5 million from $2.0 million for the three months ended December 31, 1999, and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the FHLB of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Company at December 31, 1999 was 13.59%.

The primary investing activity of the Company is lending. During the three months ended December 31, 1999, the Company originated $12.2 million of loans and no loans were sold. The Company also purchased $8.5 million of loans. The retained originations were primarily funded by principal repayments of loans and mortgage-backed securities and collateralized mortgage obligations, and Federal Home Loan Bank Advances.

-------------------------------------------

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At December 31, 1999, the Company had outstanding commitments to originate loans of approximately $54.3 million.

Certificates of deposit scheduled to mature in one year or less at December 31, 1999, totaled $119.6 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

The Company plans to repurchase up to 134,624 shares of its common stock before April 14, 2000, subject to market conditions. The Company intends to fund the repurchase program through cash on hand and/or liquidation of some of its other interest earning assets.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Savings Bank's actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective

Action Provisions are presented in the following table. As of December 31, 1999, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Savings Bank's category.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                        For Capital Adequacy       Prompt Corrective
                                                          Actual            Purposes                Action Provisions
                                                          ------            --------               -----------------
                                          Amount          Ratio        Amount       Ratio        Amount          Ratio
                                          ------         ------        ------       -----        ------          -----
                                                                        (Dollars in Thousands)
As of December 31, 1999:
------------------------

Tangible Capital (To Total Assets)        $43,037        11.76%        $  5,491       1.50%         $     -           -%

Core Capital (To Total Assets)            $43,037        11.76%        $ 14,642       4.00%         $18,303        5.00%

Tier I Capital (To Risk-Based Assets)     $43,037        18.23%               -          -          $14,165        6.00%

Risk-Based Capital (To Risk-Based
     Assets)                              $45,645        19.33%        $ 18,887       8.00%         $23,609       10.00%

If the Savings Bank were to fail to meet the minimum capital requirements, it will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.

Impact of New Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the presentation of the Company's financial results or financial position.

        In February 1999, the FASB issued SFAS No. 135, "Rescission of SFAS 75 and Technical Corrections." This statement provides technical corrections for previously issued statements and rescinds SFAS No. 75, which provides guidance related to pension plans of state and local governmental units. SFAS No. 135 is effective for fiscal years ending after February 15, 1999. The adoption of SFAS 135 did not have a material impact on the presentation of the Company's financial results or financial position.

        In June 1999, the FASB issued SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for-profit organization or a charitable trust and then requires these contributions to be used in specified manner. SFAS No. 136 is effective for fiscal periods beginning after December 15, 1999. The Company does not expect that the adoption of SFAS No. 136 will have a material impact on the presentation of the Company's financial results or financial position.


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

Year 2000
---------

Before January 1, 2000, the Bank had implemented and satisfactorily tested a comprehensive plan to address the effect of the Year 2000 date change on the Bunk's mission critical computer systems. While there can be no assurances that the Bank's Year 2000 plan has effectively addressed the Year 2000 issue, the Bank has not been notified, and it is unaware of, any vendor or service provider problems related to Year 2000, and all of the Bank's systems have performed properly since January 1, 2000. Likewise, the Bank is unaware of any Year 2000 issues that have impaired the ability of its borrowers to repay their debts.

ITEM 3 - Market Risk Disclosure
-------------------------------

There have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's Annual Report dated September 30, 1999.

                                    PART II

Item 1.   Legal Proceedings
          -----------------

The Company is not a party to any legal proceedings at this time. The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Savings Bank.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None

Item 5.   Other Information
          -----------------

None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      A.  Exhibits:
          ---------

          3(a)     Certificate of Incorporation of the Company    *
          3(b)     Bylaws of the Company                          *
          10.1     Employment Agreement between SouthBanc Shares,
                   Inc. and Robert W. Orr                         **
          10.2     Employment Agreement between SouthBanc Shares,
                   Inc. and Thomas C. Hall                        **
          10.3     Employment Agreement between SouthBanc Shares,
                   Inc. and Barry C. Visioli                      **
          10.4     Employment Agreement between Perpetual Bank,
                   A Federal Savings Bank and Robert W. Orr       **
          10.5     Employment Agreement between Perpetual Bank,
                   A Federal Savings Bank and Thomas C. Hall      **
          10.6     Employment Agreement between Perpetual Bank,
                   A Federal Savings Bank and Barry C. Visioli    **
          10.7     1998 Stock Option Plan                         ***
          10.8     1998 Management Development and Recognition
                   Plan                                           ***
          10.9     Supplemental Executive Retirement Agreement
                   with Robert W. Orr                             **
          10.10    Supplemental Executive Retirement Agreement
                   with Thomas C. Hall                            **
          10.11    Supplemental Executive Retirement Agreement
                   with Barry C. Visioli                          **
          27       Financial Data Schedule

          * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-42517).

          ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

          *** Incorporated by reference to the Company's Definitive Proxy Statement dated December 18, 1998.

      B.  Reports on Form 8-K
          -------------------

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SouthBanc Shares,  Inc.


Date:  February 11, 2000                    /S/ Robert W. Orr
                                            -----------------
                                            Robert W. Orr
                                            President and Managing Officer
                                            (Duly Authorized Representative)


Date:  February 11, 2000                    /S/ Thomas C. Hall
                                            ------------------
                                            Thomas C. Hall
                                            Chief Financial Officer