Form 10-Q
period 2000-03-31
SOUTHBANC SHARES INC
filed 2000-05-15
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20052

          ----------------------------------------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                      or

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

                                  (Zip Code)

                           (8 6 4 ) 2 2 5 - 0 2 4 1
     --------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         (1)   Yes      X                    No  _______
                    ---------

$0.01 par value of common stock                       2,956,683
-------------------------------                       ---------
           (Class)                           (Outstanding at March 31, 2000)

                     SouthBanc Shares, Inc. and Subsidiary

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

Item 1.       Financial Statements
              Consolidated Balance Sheets as of March 31, 2000 and
                  September 30, 1999 (unaudited).................................................  3
              Consolidated Statements of Income for the Six Months Ended
                  March 31, 2000, and the Three Months Ended March 31, 2000
                  (unaudited)....................................................................  4
              Consolidated Statements of Stockholders' Equity
                  for the Year Ended September 30, 1999 and
                  the Six Months Ended March 31, 2000 (unaudited)................................  5
              Consolidated Statements of Cash Flows for the Six Months
                  Ended March 31, 2000 and 1999 (unaudited)......................................  6
              Notes to Consolidated Financial Statements (unaudited).............................  8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the Three Months Ended March 31,
              2000 and 1999 and the Six Months Ended March 31, 2000 and 1999.....................  10
              Liquidity and Capital Resources....................................................  15
              Capital Compliance.................................................................  16
              Impact of New Accounting Pronouncements............................................  16
              Effect of Inflation and Changing Prices............................................  17

Item 3.       Market Risk Disclosure.............................................................  17

Part II       Other Information
              Items:
              1.  Legal Proceedings..............................................................  18
              2.  Changes in Securities and Use of Proceeds......................................  18
              3.  Defaults Upon Senior Securities................................................  18
              4.  Submission of Matters to a Vote of Senior Holders..............................  18
              5.  Other Materially Important Events..............................................  18

              Signatures.........................................................................  19

                              SouthBanc Shares, Inc. and Subsidiary
                             Consolidated Balance Sheets (Unaudited)

Item I - Financial Statements
                                                                      March 31,      September 30,
--------------------------------------------------------------------------------------------------
                                                                        2000             1999
--------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $18,488,836       $15,546,360
Investment securities available for sale (amortized
       cost of $16,052,381 at March 31, 2000,
       $17,673,222 at September 30, 1999)                             13,984,400        16,243,703
Federal Home Loan Bank stock, at cost                                  3,975,000         3,650,000
Mortgage-backed securities available for sale
       (amortized cost of $48,331,963 at March 31,
       2000, and $60,027,799 at September 30, 1999)                   46,231,096        58,384,541
Loans receivable, (net of allowance for loan losses of
       $2,849,385 at March 31, 2000, and
       $2,617,662 at September 30, 1999)                             277,412,473       255,488,141
Investment in limited partnership                                      1,774,373         1,575,373
Real estate acquired in settlement of loans                              357,303           229,900
Real estate held for development                                       2,235,229         2,095,903
Premises and equipment, net                                            5,624,974         5,722,230
Accrued interest receivable
       Loans receivable                                                2,158,378         1,860,838
       Mortgage-backed and other securities                              392,629           453,968
Cash surrender value of life insurance                                 8,075,067         7,865,743
Other                                                                  3,716,253         3,034,571
                                                                   -------------     -------------
                    Total Assets                                    $384,426,011      $372,151,271
                                                                   =============     =============
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                            $230,805,304      $221,257,085
Advances from the Federal Home Loan Bank ("FHLB")                     79,500,000        73,000,000
Securities sold under agreements to repurchase                        20,371,094        20,254,436
Advance payments by borrowers for property taxes and
     insurance                                                           255,633           438,484
Accrued interest payable                                               1,325,793         1,356,578
Accrued expenses and other liabilities                                 2,801,729         3,094,136
                                                                   -------------     -------------
                    Total Liabilities                                335,059,553       319,400,719
                                                                   -------------     -------------

Commitments and contingencies - Note 17

Stockholders' Equity
--------------------
Preferred stock ($0.01 par value; authorized 250,000
       shares; none issued or
       outstanding at March 31,
       2000 and September 30, 1999)
                                                                               -                 -
Common stock ($0.01 par value; authorized 7,500,000
       shares; issued 4,323,194 and 4,322,030 shares
       at March 31, 2000 and September 30, 1999,
       respectively)                                                      43,232            43,220

Additional paid-in capital                                            57,838,296        57,741,324
Retained earnings, restricted                                         24,105,618        22,351,722
Treasury stock - at cost (1,366,511 shares and
       1,117,242 shares at March 31, 2000 and
       September 30, 1999, respectively)
                                                                     (27,361,097)      (22,515,585)
Accumulated other comprehensive loss, net                             (2,751,440)       (2,028,033)
Indirect guarantee of ESOP debt                                         (577,801)         (622,247)
Deferred compensation for Management
       Recognition Plan (MRP)                                         (1,930,350)       (2,219,849)
                                                                   -------------     -------------
                    Total stockholders' equity                        49,366,458        52,750,552
                                                                   -------------     -------------
                    Total liabilities and stockholders' equity      $384,426,011      $372,151,271
                                                                   =============     =============

         See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Income (Unaudited)

                                                        For the Six Months Ended       For the Three Months
                                                               March 31,                 Ended March 31,
---------------------------------------------------------------------------------------------------------------
                                                          2000            1999           2000           1999
---------------------------------------------------------------------------------------------------------------
Interest Income:
    Loans                                              $10,616,398    $ 9,338,789    $ 5,402,043    $ 4,625,625
    Mortgage-backed securities                           1,689,825      2,456,344        774,067      1,285,106
    Other investments                                      981,259      1,217,692        457,756        582,947
                                                       -----------    -----------    -----------    -----------
       Total interest income                            13,287,482     13,012,825      6,633,866      6,493,678
                                                       -----------    -----------    -----------    -----------

Interest expense:
    Interest on deposits:
       Transaction accounts                                460,953        568,267        224,683        303,698
       Passbook accounts                                   333,218        303,264        168,459        147,794
       Certificate accounts                              3,696,759      3,609,617      1,919,196      1,771,684
                                                       -----------    -----------    -----------    -----------
       Total interest on deposits                        4,490,930      4,481,148      2,312,338      2,223,176

    Interest on borrowings                               2,668,867      2,295,857      1,343,182      1,220,778
                                                       -----------    -----------    -----------    -----------
       Total interest expense                            7,159,797      6,777,005      3,655,520      3,443,954
                                                       -----------    -----------    -----------    -----------

Net interest income                                      6,127,685      6,235,820      2,978,346      3,049,724
Provision for loan losses                                  360,000        160,000        210,000         80,000
                                                       -----------    -----------    -----------    -----------

Net interest income after provision for loan losses      5,767,685      6,075,820      2,768,346      2,969,724
                                                       -----------    -----------    -----------    -----------
Other income:
    Loan and deposit account service charges             1,956,093      1,594,820        948,167        716,037
    Gain (loss) on sale of investments                     (94,702)       297,306              -          5,271
    Gain on sale of real estate acquired
       in settlement of loans                                4,624         23,282          9,774         25,077
    Gain on sale of loans, net                                   -         81,178              -         32,437
    Gain on sale of real estate held for development        82,649        172,674         29,648        136,501
    Earnings on bank owned life insurance                  233,556        214,200        125,886        107,100
    Other                                                  585,543        327,631        337,859        184,143
                                                       -----------    -----------    -----------    -----------
       Total other income                                2,767,763      2,711,091      1,451,334      1,206,566
                                                       -----------    -----------    -----------    -----------
General and administrative expenses:
    Salaries and employee benefits                       2,560,773      2,275,273      1,282,952      1,125,204
    Occupancy                                              275,531        246,292        147,739        126,770
    Furniture and equipment expense                        514,968        559,870        271,973        295,628
    FDIC insurance premiums                                 44,400         60,446         11,567         31,258
    Advertising                                             85,394         61,241         38,832         17,999
    Data processing                                        251,723        281,815        124,840        172,357
    Office supplies                                        179,413        139,033         75,372         92,250
    Profit improvement program                              94,280        123,185         24,280         48,000
    Other                                                  602,105        538,509        315,084        257,290
                                                       -----------    -----------    -----------    -----------
       Total general and administrative expenses         4,608,587      4,285,664      2,292,639      2,166,756
                                                       -----------    -----------    -----------    -----------

Income before income taxes                               3,926,861      4,501,247      1,927,041      2,009,534

Income taxes                                             1,266,096      1,474,558        612,853        604,769
                                                       -----------    -----------    -----------    -----------
Net income                                             $ 2,660,765    $ 3,026,689    $ 1,314,188    $ 1,404,765
                                                       ===========    ===========    ===========    ===========
Basic earnings per common share                        $      0.88    $      0.83    $      0.44    $      0.43
                                                       ===========    ===========    ===========    ===========
Diluted earnings per common share                      $      0.83    $      0.79    $      0.42    $      0.40
                                                       ===========    ===========    ===========    ===========
Weighted average shares outstanding:
    Basic                                                3,011,536      3,626,048      2,962,296      3,288,729
                                                       ===========    ===========    ===========    ===========
    Diluted                                              3,192,347      3,818,896      3,136,841      3,483,601
                                                       ===========    ===========    ===========    ===========
Cash dividends per common share                        $      0.30    $      0.24    $      0.15    $      0.12
                                                       ===========    ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity
 Year Ended September 30, 1999 and Six Months Ended March 31, 2000 (Unaudited)

                                                                                Accumulated                     Indirect
                                                                                   Other                        Guarantee
                                                      Additional    Retained   Comprehensive                        of
                                     Common   Common   Paid-in      Earnings   Income (Loss),    Treasury          ESOP
                                     Shares    Stock   Capital     Restricted       Net           Stock            Debt
                                   ---------  ------- -----------  ------------  -----------   ------------   --------------
Balance at September 30, 1998      4,306,410 $ 43,064 $57,470,324  $18,154,380   $   180,009              -       ($711,140)

Net income                                 -        -           -    3,026,689             -              -               -

Other comprehensive income/(loss)          -        -           -            -             -              -               -
    Unrealized loss on
    securities,  net                       -        -           -                   (339,402)             -               -
    Reclassification adjustment            -        -           -            -
    gains realized in net income,          -        -           -            -      (196,222)             -               -
                                                                                 -----------
Total other comprehensive income/
    (loss)                                 -        -           -            -      (535,624)             -               -

Comprehensive income

Exercise of stock options             14,369      144      56,984            -             -              -               -
Reduction of ESOP debt                     -        -           -            -             -              -          44,446
ESOP expense                               -        -      83,386            -             -              -               -
Earned portion of MRP                      -        -
Dividends on common stock                  -        -           -     (813,459)
Offering expenses for the sale of
    common stock                           -        -     (15,669)           -             -              -
                                                                                                                          -
Purchase of Treasury Stock        (1,141,523)       -           -            -             -    (22,903,655)              -
                                   ---------  -------  ----------  -----------   -----------   ------------   --------------

Balance at March 31, 1999          3,179,256   43,208  57,595,025   20,367,610      (355,615)   (22,903,655)       (666,694)

Balance at September 30, 1999      4,322,030   43,220  57,741,324   22,351,722    (2,028,033)   (22,515,585)       (622,247)


Net Income                                 -        -           -    2,660,765             -              -               -

Other comprehensive income:
    Unrealized loss on
    securities,  net                       -        -           -            -      (785,910)             -
    Reclassification adjustment
    losses realized in net                 -        -           -            -        62,503              -
                                                                                 -----------
Total other comprehensive
    income (loss)                          -        -           -            -      (723,407)             -

Comprehensive income                       -        -           -            -                            -

Exercise of stock options              1,164       12      10,290            -                            -
Reduction of ESOP debt                     -        -           -            -             -              -          44,446
ESOP compensation expense                                  86,682
Earned portion of MRP                      -        -           -            -             -              -               -
Dividends on common stock                  -        -           -     (906,869)                           -               -
Purchase of Treasury Stock                 -        -           -                                (4,845,512)

                                   ---------  ------- -----------  -----------   -----------   ------------   --------------
Balance at March 31, 2000          4,323,194  $43,232 $57,838,296  $24,105,618   ($2,751,440)  ($27,361,097)      ($577,801)
                                   =========  ======= ===========  ===========   ===========   ============   ==============

                                                Deferred
                                              Compensation
                                                   for
                                                   MRP                 Total
                                             ---------------      ----------------
Balance at September 30, 1998                  ($729,311)          $74,407,326

Net income                                             -             3,026,689
Other comprehensive income/(loss)                      -
    Unrealized loss on
    securities,  net                                   -              (339,402)
    Reclassification adjustment
    gains realized in net income,                      -              (196,222)
                                                                   -----------
Total other comprehensive income/
    (loss)                                             -              (535,624)

Comprehensive income                                                 2,491,065

Exercise of stock options                              -                57,128
Reduction of ESOP debt                                 -                44,446
ESOP expense                                           -                83,386
Earned portion of MRP                            104,173               104,173
Dividends on common stock                                             (813,459)
Offering expenses for the sale of
    common stock                                       -               (15,669)
Purchase of Treasury Stock                             -           (22,903,655)
                                                                   -----------
Balance at March 31, 1999                       (625,138)           53,454,741

Balance at September 30, 1999                 (2,219,849)           52,750,552

Net Income                                             -             2,660,765
Other comprehensive income:
    Unrealized loss on securities,  net                               (785,910)
    Reclassification adjustment for
    losses realized in net                             -                62,503
                                                                   -----------
Total other comprehensive
    income (loss)                                                     (723,407)

Comprehensive income                                   -             1,937,358
Exercise of stock options                              -                10,302
Reduction of ESOP debt                                 -                44,446
ESOP compensation expense                              -                86,682
Earned portion of MRP                            289,499               289,499
Dividends on common stock                                             (906,869)
Purchase of Treasury Stock                             -            (4,845,512)
                                              ----------           -----------
Balance at March 31, 2000                    ($1,930,350)          $49,366,458
                                             ===========           ===========


See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

             Six Months Ended March 31, 2000 and 1999 (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                          2000            1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                         $   2,660,765    $   3,026,689
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation                                                     432,484          435,928
           Accretion, net                                                  (537,143)        (447,877)
           Provision for loan losses                                        360,000          160,000
           (Gain) loss on sale of investments, net                           94,702         (297,306)
           Gain on sale of real estate                                       (4,624)         (23,282)
           Gain on sale of loans, net                                             -          (81,178)
           Gain on sale of real estate held for development                 (82,649)        (172,674)
           Deferred compensation                                            376,181          187,559
           Increase in accrued interest
               receivable and other assets                               (1,116,882)        (188,211)
           Decrease in other liabilities                                   (323,192)        (715,343)
                                                                      -------------    -------------
               Net cash provided by operating activities                  1,859,642        1,884,305
                                                                      -------------    -------------

Cash flows from investing activities:
   Increase in loans receivable, net                                     (7,179,740)      (5,959,504)
   Purchases of loans receivable                                        (15,422,481)     (19,588,942)
   Purchase of mortgage-backed securities                                         -      (34,802,010)
   Purchases of investment securities                                      (795,005)      (5,052,771)
   Purchases of FHLB stock                                               (1,975,000)        (860,800)
   Purchase of premises and equipment                                      (335,228)        (167,019)
   Sales of loans receivable                                                      -       13,287,087
   Proceeds from redemption of FHLB stock                                 1,650,000          100,000
   Principal repayments on mortgage-backed securities                     4,277,469       20,025,367
   Proceeds from maturities of investment securities                      3,000,000          500,000
   Proceeds from sale of mortgage-backed securities,
       available for sale                                                 7,439,993        9,384,356
   Proceeds from sale of investment securities, available
       for sale                                                                   -        6,289,891
   Proceeds from sale of real estate owned                                  224,750          284,454
   Proceeds from sale of real estate held for development                   268,654          717,741
   Capital improvements of real estate held for development                (354,971)        (274,081)
                                                                      -------------    -------------
               Net cash used in investing activities                     (9,201,559)     (16,116,231)
                                                                      -------------    -------------

                                   Continued

                     SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

             Six Months Ended March 31, 2000 and 1999 (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                        2000                   1999
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in deposit accounts                                        9,548,219              15,897,929
   Proceeds from FHLB Advances                                       105,500,000              60,000,000
   Repayment of FHLB Advances                                        (99,000,000)            (45,000,000)
   Proceeds from securities sold under agreements
       to repurchase                                                     116,658                 192,548
   Payment of stock offering costs                                             -                 (15,669)
   Exercise of stock options                                              10,302                  57,128
   Purchase of Treasury stock                                         (4,845,512)            (22,903,655)
   Repayments of ESOP loan                                                44,446                  44,446
   Dividends paid on common stock                                       (906,869)               (813,459)
   Decrease in advance payments by borrowers
       for property taxes and insurance                                 (182,851)               (108,643)
                                                                   -------------           -------------
               Net cash provided by financing activities              10,284,393               7,350,625
                                                                   -------------           -------------

Net increase (decrease) in cash and cash equivalents                   2,942,476              (6,881,301)

Cash and cash equivalents, beginning of year                          15,546,360              21,197,419
                                                                   -------------           -------------

Cash and cash equivalents, end of year                             $  18,488,836           $  14,316,118
                                                                   =============           =============

Supplemental disclosures:
   Cash paid during the year for
       Interest                                                    $   7,190,582           $   6,710,679
                                                                   =============           =============
       Taxes                                                       $   1,430,000           $   1,450,000
                                                                   =============           =============

Noncash investing activities:
   Additions to real estate acquired in settlement of loans        $     318,069           $     318,069
                                                                   =============           =============
   Loans receivable exchanged for mortgage-backed
       securities                                                              -                       -
                                                                   =============           =============
   Change in unrealized net loss on securities
       available for sale, net of tax                                  ($723,407)              ($535,624)
                                                                   =============           =============
   Increase in Employee Stock Ownership Plan
       debt guaranteed by the Bank                                 $      44,446           $      44,446
                                                                   =============           =============


See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
            Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation
     ---------------------

         The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1999.

2.   Principles of Consolidation
     ---------------------------

         The accompanying unaudited consolidated financial statements include the accounts of the Company, Perpetual Bank, a Federal Savings Bank, ("Bank"), and the Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services.

         United Service Corporation is a wholly-owned subsidiary of the Bank. At March 31, 2000, United Service had assets of $2.4 million. United Service is involved in two residential and two commercial real estate development projects.

         All significant intercompany items and transactions have been eliminated in consolidation.

3.   Payment of Dividends
     --------------------

         The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank may not declare or pay a cash dividend if the effect thereof would cause the capital of the Savings Bank to be reduced below regulatory capital requirements imposed by the OTS or below the liquidation account established by the Bank in connection with the conversion of the Bank's former mutual holding company (SouthBanc Shares, M.H.C.) from the mutual to stock form of organization.

         The Company's Board of Directors declared a cash dividend of $.15 per share to its shareholders during the quarter ended March 31, 2000, payable on April 17, 2000 to shareholders of record as of April 3, 2000.

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

     ------------------------------

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                            For the Six Months Ended                For the Quarter Ended
                                         ----------------------------------  -----------------------------------
                                                   March 31, 2000                        March 31, 2000
                                         ----------------------------------  -----------------------------------
                                           Income       Shares        Per      Income        Shares        Per
                                           (Numer-     (Denomi-      Share     (Numer-      (Denomi-      Share
                                            ator)       nator)       Amount     ator)        nator)       Amount
                                         -----------   ---------     ------  -----------  -----------     ------
         Basic EPS                       $ 2,660,765   3,011,536     $ 0.88  $ 1,314,188    2,962,296     $ 0.44
         Effect of Diluted Securities:
           Stock Options                           0      88,626                       0       82,360
           ESOP                                    0      92,185                       0       92,185
                                         -----------   ---------             -----------  -----------

         Diluted EPS                     $ 2,660,765   3,192,347     $ 0.83  $ 1,314,188    3,136,841     $ 0.42

                                               For the Six Months Ended              For the Quarter Ended
                                         ----------------------------------  ---------------------------------
                                                     March 31, 1999                     March 31, 1999
                                         ----------------------------------  ---------------------------------
                                            Income       Shares      Per     Income       Shares     Per
                                            (Numer-     (Denomi-    Share    (Numer-     (Denomi-   Share
                                             ator)       nator)    Amount     ator)       nator     Amount
                                         -----------   ---------   ------  -----------  ---------   ------
         Basic EPS                       $ 3,026,689   3,626,048   $ 0.83  $ 1,404,765  3,288,729   $ 0.43
         Effect of Diluted Securities:
           Stock Options                           0      87,494                     0     89,518
           ESOP                                    0     105,354                     0    105,354
                                         -----------   ---------           -----------  ---------

         Diluted EPS                     $ 3,026,689   3,818,896   $ 0.79  $ 1,404,765  3,483,601   $ 0.40

5.   Proposed Merger with Heritage Bancorp, Inc.

     On February 14, 2000, the Boards of Directors of the Company and Heritage Bancorp, Inc. ("Heritage") approved an agreement and plan of merger of the companies. Heritage Federal Bank, the subsidiary of Heritage, operates four banking offices in the upstate region of South Carolina. At December 31, 1999, Heritage had total assets of $334.1 million, deposits of $202.6 million, and stockholders' equity of $73.5 million.

     -------------------------------------------------------

     The completion of the merger requires approval by regulatory authorities and by both the Company's and Heritage's stockholders. The Company has filed the required applications with the Office of Thrift Supervision and has filed a registration statement with the Securities and Exchange Commission. The merger is expected to be completed in third calendar quarter of 2000 and will be accounted for under the purchase method of accounting prescribed by generally accepted accounting principles.

     If the merger is approved, each share of Heritage common stock will be converted into either cash or shares of Company common stock, and each share of Company common stock will remain unchanged. The number of shares of Company common stock to be exchanged for each share of Heritage common stock will be based on the average closing price of Company common stock over a ten day measurement period shortly before the closing of the merger. The value of the shares of Company common stock to be exchanged for each share of Heritage common stock will range between $15.58 and $20.06.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at  March 31, 2000 and September 30, 1999

Total assets increased 3.28% or $12.2 million to $384.4 million at March 31, 2000, from $372.2 million at September 30, 1999. Loans receivable increased 8.57% or $21.9 million to $277.4 million at March 31, 2000, from $255.5 million at September 30, 1999. The increase in loans receivable resulted from growth in first mortgage residential loans which increased $13.9 million to $158.6 million at March 31, 2000, from $144.7 million at September 30, 1999, commercial real estate which increased $7.1 million to $55.2 million at March 31, 2000, from $48.1 million at September 30, 1999, commercial loans which increased $0.9 million to $16.3 million at March 31, 2000, from $15.4 million at September 30, 1999, consumer loans which increased $1.8 million to $23.8 million at March 31, 2000, from $22.0 million at September 30, 1999, offset by residential construction loans which decreased $1.3 million to $26.5 million at March 31, 2000 from $27.8 million at September 30, 1999,

Cash and cash equivalents increased 19.35% or $3.0 million to $18.5 million at March 31, 2000, from $15.5 million at September 30, 1999.

Investment securities available-for-sale decreased 13.58% or $2.2 million to $14.0 million at March 31, 2000, from $16.2 million at September 30, 1999. A $2.0 million agency callable bond yielding 8.00% was called, a $1.0 million U.
S. Treasury note yielding 5.50% matured, and the Company purchased $0.8 million of equity investments.

Mortgage-backed securities available-for-sale decreased 20.89% or $12.2 million to $46.2 million at March 31, 2000 from $58.4 million at September 30, 1999. The Company sold $7.4 million FHLMC fixed rate mortgage-backed securities with coupon rates between 7.50% and 8.00% maturing in twenty years. Principal repayments on mortgage-backed securities were $4.3 million.

The Company's net investment in a limited partnership increased $0.2 million to $1.8 million at March 31, 2000, from $1.6 million at September 30, 1999. The investment is recorded under the equity method and the increase represents the Company's portion of the earnings for the quarter. The limited partnership invests in mortgage servicing rights tied to a national portfolio of residential mortgage loans.

Real estate held for development increased $0.1 million to $2.2 million at March 31, 2000, from $2.1 million at September 30, 1999. United Service Corporation sold four single-family residential lots in The Meadows Subdivision at a cost of $97,000. Forty-five lots remain available for sale in Phase II in The Meadows residential subdivision with all infrastructure to be completed by June 2000. One tract of 8.0 acres and another tract of 5.0 acres remain available for sale in Perpetual Square, a commercial real estate development. Northpark, an industrial park, has nineteen unsold acres of land. United Service Corporation sold a one acre lot in Northpark at a cost of $28,000.

Deposits increased 4.29% or $9.5 million to $230.8 million at March 31, 2000, from $221.3 million at September 30, 1999. The Company consolidated the number of checking and statement saving accounts being offered and initiated a new deposit fee schedule. Non interest bearing checking accounts decreased 5.10% or $0.8 million to $14.9 million at March 31, 2000, from $15.7 million at September 30, 1999. Interest bearing checking accounts decreased 0.23% or $0.1 million to $43.2 million at March 31, 2000, from $43.3 million at September 30, 1999. Statement savings accounts increased 4.92% or $1.3 million to $27.7 million at March 31, 2000, from $26.4 million at September 30, 1999. Certificates of deposits increased 6.70% or $9.1 million to $145.0 million at March 31, 2000, from $135.9 million at September 30, 1999.

Advances from the Federal Home Loan Bank ("FHLB")increased 8.90% or $6.5 million to $79.5 million at March 31, 2000, from $73.0 million at September 30, 1999. The advances were used to fund loan originations and loan purchases from Mortgage First Service Corporation, a subsidiary of the Bank.

Stockholder's equity decreased 6.44% or $3.4 million to $49.4 million at March 31, 2000, from $52.8 million at September 30, 1999. Retained earnings were offset by dividends paid in the amount of $0.9 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account. During the six months ended March 31, 2000, the Company repurchased 249,269 shares at an average cost of $19.44 per share and a total cost of $4.8 million. The Company has no plans to repurchase additional shares of stock at this time.

Accumulated other comprehensive loss net increased $0.8 million to $2.8 million at March 31, 2000, from $2.0 million at September 30, 1999, due to a decrease in the market value of the investment securities available for sale and mortgage-backed securities available for sale resulting from an increase in interest rates in the securities markets.

Deferred compensation for Management Recognition Plan (MRP) decreased $0.3 million to $1.9 million at December 31, 1999, from $2.2 million at September 30, 1999, due to the amortization of the cost of the MRP.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

Net Income
----------

Net income for the three months ended March 31, 2000, decreased to $1.3 million or $0.44 basic earnings per share and $0.42 diluted earnings per share, compared to $1.4 million or $0.43 basic earnings per share and $0.40 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income was $3.0 million for the three months ended March 31, 2000, and the three months ended March 31, 1999. Total interest income increased 2.16% or $140,000 to $6.6 million for the three months ended March 31, 2000, from $6.5 million for the three months ended March 31, 1999, due primarily to a higher average balance of outstanding loans which increased $35.6 million or 15.27% to an average of $268.8 million yielding 8.04% for the three months ended March 31, 2000, from $233.2 million yielding 7.94% for the three months ended March 31, 1999. Interest income on mortgage-backed securities decreased 39.76% or $511,000 to $0.8 million for the three months ended March 31, 2000, as the average balance decreased $34.2 million to $46.9 million for the three months ended March 31, 2000, from $81.1 million for the three months ended March 31, 1999 due to sales and principal repayments on mortgage-backed securities. Interest income on other investments decreased 21.44% or $125,000 due primarily to a lower balance of investment securities and interest bearing securities which decreased 33.33% or $7.5 million, to an average balance of $15.0 million yielding 7.60% for the three months ended March 31, 2000, from $22.5 million yielding 6.80% for the three months ended March 31, 1999.

Interest Expense
----------------

Interest expense on deposits increased 4.00% or $89,000 as the average outstanding balance of deposits increased 1.86% or $4.1 million to $224.5 million at an average cost of 4.12% for the three months ended March 31, 2000, from $220.4 million at an average cost of 4.04% for the three months ended March 31, 1999. Interest on borrowings increased $122,000 to $1.3 million for the three months ended March 31, 2000, from $1.2 million for the three months ended March 31, 1999, as the average borrowings increased 0.43% or $0.4 million to $92.4 million at an average cost of 5.82% for the three months ended March 31, 2000, from $95.0 million at an average cost of 5.14% for the three months ended March 31, 1999.

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

The provision for loan losses increased 162.5% or $130,000 to $210,000 for the three months ended March 31, 2000, from $80,000 for the three months ended March 31, 1999, due to an increase in non-performing assets during the quarter ended March 31, 2000.

Non-performing assets at March 31, 2000, were $5.1 million, consisting of $1.8 million of residential mortgage construction loans, $357,000 of real estate acquired in settlement of loans, $1.5 million of single family residential loans, $1.2 million of a commercial real estate loan, $200,000 of commercial loans, and $87,000 of consumer loans.

Non-performing assets at September 30, 1999, were $2.6 million, consisting of $88,000 of residential mortgage construction loans, $208,000 of real estate acquired in settlement of loans, $1,184,000 of single family residential loans, $873,000 of commercial real estate loans, $126,000 of commercial loans, and $86,000 of consumer loans.

The allowance for loan losses to total loans was 1.01% at March 31, 2000 and at September 30, 1999.

Other Income
------------

Total other income increased 20.3% or $245,000 to $1.5 million for the three months ended March 31, 2000, from $1.2 million for the three months ended March 31, 1999. Loan and deposit service charges increased $232,000 to $948,000 from $716,000 for the three months ended March 31, 1999, as a result of an increase to the fee structure of deposit accounts. There was no gain (loss) on sale of investments for the three months ended March 31, 2000, compared to a loss of $5,000 for the three months ended March 31, 1999. Gain on sale of real estate acquired in settlement of loans was $10,000 for the three months ended March 31, 2000, compared to a gain of $25,000 for the three months ended March 31, 1999.

There was no gain on sale of loans for the three months ended March 31, 2000, compared to a gain of $32,000 for the three months ended March 31, 1999. Gain on sale of real estate held for development was $30,000 for the three months ended March 31, 2000, as four residential lots were sold by United Service Corporation in The Meadows residential subdivision compared to $137,000 for the three months ended March 31, 1999, as five residential lots were sold in The Meadows and one five acre tract of commercial real estate sold in Perpetual Square. Earnings on bank owned life insurance increased 17.76% or $19,000 to $126,000 for the three months ended March 31, 2000, compared to $107,000 for the three months ended March 31, 1999 due to an annual yield adjustment. Other income increased $154,000 to $338,000 for the three months ended March 31, 2000, compared to $184,000 for the three months ended March 31, 1999, due to an increase in the Bank's portion of earnings of the investment in limited partnership because interest rates have increased which has lowered the prepayment rates on the underlying mortgages.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 14.04% or $158,000 to $1.3 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999, due to the expense of the 1999 Management Recognition Plan
(MRP). Office occupancy increased 16.57% or $21,000 to $148,000 for the three months ended March 31, 2000, from $127,000 for the three months ended March 31, 1999, due to an increase in building maintenance. Furniture and equipment expenses decreased 8.11% or $24,000 to $272,000 for the three months ended March 31, 2000 from $296,000 for the three months ended March 31, 1999, due to decreases in depreciation expense and equipment maintenance expense. Advertising increased 116.67% or $21,000 to $39,000 for the three months ended March 31, 2000, from $18,000 for the three months ended March 31, 1999 due to a checking account promotion. Data processing decreased 27.33% or $47,000 to $125,000 for the three months ended March 31, 2000, from $172,000 for the three months ended March 31, 1999 due to Year 2000 computer and computer software testing incurred in the three months ending March 31, 1999. Office supplies decreased 18.48% or $17,000 to $75,000 for the three months ended March 31, 2000, from $92,000 for the three months ended March 31, 1999, due to a decrease in the purchase of data processing supplies. The profit improvement program expense decreased 50.0% or $24,000 to $24,000 for the three months ended March 31, 2000 from $48,000 for the three months ended March 31, 1999 as the two year program has been concluded. The profit improvement program included consultant fees for sales training, staff realignment, and product fee enhancement. Other operating expenses increased 22.57%% or $58,000 to $315,000 for the three months ended March 31, 2000, from $257,000 for the three months ended March 31, 1999, due to increased postage expense and a decrease in deferred loan expense.

Income Taxes
------------

Income taxes increased 1.32% or $8,000 to $613,000 for the three months ended March 31, 2000, from $605,000 for the three months ended March 31, 1999. This was due to an increase in the income tax rate to 31.80% for the three months ended March 31, 2000 compared to 30.09% for the three months ended March 31, 1999.

Comparison of Operating Results for the Six Months Ended March 31, 2000 and 1999

Net Income
----------

Net income for the six months ended March 31, 2000, decreased to $2.7 million or $0.88 basic earnings per share and $0.83 diluted earnings per share, compared to $3.0 million or $0.83 basic earnings per share and $0.79 diluted earnings per share for the same six months a year ago.

Net Interest Income
-------------------

Net interest income was $6.1 million for the six months ended March 31, 2000, and $6.2 million for the six months ended March 31, 1999. Total interest income increased 2.11% or $275,000 to $13.3 million for the six months ended March 31, 2000, from $13.0 million for the six months ended March 31, 1999, due primarily to a higher average balance of outstanding loans which increased $29.5 million or 12.59% to an average of $263.8 million yielding 8.05% for the six months ended March 31, 2000, from $234.3 million yielding 7.97% for the six months ended March 31, 1999. Interest income on mortgage-backed securities decreased 31.22% or $767,000 to $1.7 million for the six months ended March 31, 2000, as the average balance of mortgage backed securities decreased $28.0 million to $49.3 million for the six months ended March 31, 2000 from $77.3 million for the six months ended March 31, 1999 due to sales and principal repayments on mortgage-backed securities. Interest income on other investments decreased 19.38% or $236,000 due primarily to a lower balance of investment securities and interest bearing securities which decreased 27.23% or $10.4 million, to an average balance of $27.8 million yielding 7.05% for the six months ended March 31, 2000, from $38.2 million yielding 6.37% for the six months ended March 31, 1999.

Interest Expense
----------------

Interest expense on deposits increased $10,000 as the average outstanding balance of deposits increased 2.54% or $5.5 million to $222.3 million at an average cost of 4.04% for the six months ended March 31, 2000, from $216.8 million at an average cost of 4.13% for the six months ended March 31, 1999. Interest on borrowings increased $373,000 to $2.7 million for the six months ended March 31, 2000, from $2.3 million for the six months ended March 31, 1999, as the average borrowings increased 5.42% or $4.8 million to $93.4 million at an average cost of 5.71% for the three months ended March 31, 2000 from $88.6 million at an average cost of 5.18% for the six months ended March 31, 1999.

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

The provision for loan losses increased 125.0% or $200,000 to $360,000 for the six months ended March 31, 2000, from $160,000 for the six months ended March 31, 1999 as charge offs were $150,000 for the six months ended March 31, 2000, compared to $38,000 for the six months ended March 31, 1999, and non-performing assets at March 31, 2000 were $5.1 million compared to $2.6 million at September 30, 1999.

Other Income
------------

Total other income decreased 2.1% or $57,000 to $2.8 million for the six months ended March 31, 2000, from $2.7 million for the six months ended March 31, 1999. Loan and deposit service charges increased $361,000 to $2.0 million from $1.6 million for the six months ended March 31, 2000, as a result of an increase to the fee structure of deposit accounts. Gain (loss) on sale of investments was a loss of $95,000 for the six months ended March 31, 2000, compared to a gain of $297,000 for the six months ended March 31, 1999. Gain on sale of real estate acquired in settlement of loans was $5,000 for the six months ended March 31, 2000, compared to a gain of $23,000 for the six months ended March 31, 1999.

There was no gain on sale of loans for the six months ended March 31, 2000, compared to a gain of $81,000 for the six months ended March 31, 1999. Gain on sale of real estate held for development was $83,000 for the six months ended March 31, 2000, as seven residential lots were sold by the United Service Corporation in The Meadows residential subdivision compared to $173,000 for the six months ended March 31, 1999, as seven residential lots were sold in The Meadows and one five acre tract of commercial real estate sold in Perpetual Square. Earnings on bank owned life insurance increased 9.35% or $20,000 to $234,000 for the six months ended March 31, 2000, compared to $214,000 for the six months ended March 31, 1999 due to an annual yield adjustment. Other income increased $258,000 to $586,000 for the six months ended March 31, 2000, compared to $328,000 for the six months ended March 31, 2000, due to an increase in the Bank's portion of earnings of the investment in limited partnership because interest rates have increased which has lowered the prepayment rates on the underlying mortgages.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 12.57% or $286,000 to $2.6 million for the six months ended March 31, 2000, from $2.3 million for the six months ended March 31, 1999, due to the expense of the 1999 Management Recognition Plan
(MRP). Office occupancy increased 12.20% or $30,000 to $276,000 for the six months ended March 31, 2000 from $246,000 for the six months ended March 31, 1999, due to an increase in building maintenance. Furniture and equipment expenses decreased 8.04% or $45,000 to $515,000 for the six months ended March 31, 2000 from $560,000 for the six months ended March 31, 1999 due to decreases in depreciation expense and equipment maintenance expense. Advertising increased 39.34% or $24,000 to $85,000 for the six months ended March 31, 2000 from $61,000 for the six months ended March 31, 1999 due to a checking account promotion.

Data processing decreased 10.64% or $30,000 to $252,000 for the six months ended March 31, 2000 from $282,000 for the six months ended March 31, 1999 due to Year 2000 computer and computer software testing for the six months ended March 31, 1999. Office supplies increased 28.78% or $40,000 to $179,000 for the six months ended March 31, 2000 from $139,000 for the six months ended March 31, 1999, due to an increase in the purchase of data processing supplies. The profit improvement program expense decreased 23.58% or $29,000 to $94,000 for the six months ended March 31, 2000 from $123,000 for the six months ended March 31, 1999 as the two year program has been concluded. The profit improvement program included consultant fees for sales training, staff realignment and product fee enhancement. Other operating expenses increased 11.68% or $63,000 to $602,000 for the six months ended March 31, 2000 from $539,000 for the six months ended March 31, 1999 due to increased telephone and postage expenses and a decrease in deferred loan expense.

Income Taxes
------------

Income taxes decreased 14.17% or $209,000 to $1,266,000 for the six months ended March 31, 2000 from $1,475,000 for the six months ended December 31, 1999. This was due to a decrease in income before taxes of 12.76% or $574,000 to $3.9 million from $4.5 million for the six months ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the Federal Home Loan Bank ("FHLB") of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Company at March 31, 2000 was 11.91%.

The primary investing activity of the Company is lending. During the six months ended March 31, 2000, the Company originated $47.2 million of loans and no loans were sold. The Company also purchased $42.2 million of loans. The retained originations were primarily funded by principal repayments of loans and mortgage-backed securities and collateralized mortgage obligations, and FHLB advances.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At March 31, 2000, the Company had outstanding commitments to originate loans of approximately $60.8 million.

Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totaled $118.9 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.


Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Bank's actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of March 31, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                      For Capital Adequacy        Prompt Corrective
                                                   Actual                 Purposes                Action Provisions
                                                   ------                 --------                -----------------
                                             Amount     Ratio          Amount    Ratio           Amount       Ratio
                                             ------     -----        ---------   -----           -------      -----
                                                                        (Dollars in Thousands)
As of March 31, 2000:
--------------------

Tangible Capital (To Total Assets)           38,942     10.41%       $   5,610    1.50%          $     -          -%

Core Capital (To Total Assets)               38,942     10.41%          14,961    4.00%           18,702       5.00%

Tier I Capital (To Risk-Based Assets)        38,942     15.60%               -       -            14,974       6.00%

Risk-Based Capital (To Risk-Based
     Assets)                                 41,612     16.67%          19,965    8.00%           24,956      10.00%

If the Savings Bank were to fail to meet the minimum capital requirements, it will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and hedging Activities - Deferral of the Effective Date of SFAS 133", and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the presentation of the Company's financial results or financial position.

Accounting standards that have been issued by the FASB that will not require adoption until a future date and will impact the preparation of the financial statements will not have a material effect upon adoption.

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

                                     PART II

Item 1.       Legal Proceedings
-------------------------------

The Company is not a party to any legal proceedings at this time. The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Savings Bank.

Item 2.       Changes in Securities and Use of Proceeds
-------------------------------------------------------

None

Item 3.       Defaults Upon Senior Securities
---------------------------------------------

Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------

None

Item 5.       Other Information
-------------------------------

None

Item 6.       Exhibits and Reports on Form 8-K
----------------------------------------------

         A.   Exhibits:
              ---------

              2        Agreement and Plan of Merger                       *
              3(a)     Certificate of Incorporation of the Company        **
              3(b)     Bylaws of the Company                              **
              10.1     Employment Agreement between SouthBanc Shares,
                       Inc. and Robert W. Orr                             ***
              10.2     Employment Agreement between SouthBanc Shares,
                       Inc. and Thomas C. Hall                            ***
              10.3     Employment Agreement between SouthBanc Shares,
                       Inc. and Barry C. Visioli                          ***
              10.4     Employment Agreement between Perpetual Bank,
                       A Federal Savings Bank and Robert W. Orr           ***
              10.5     Employment Agreement between Perpetual Bank,
                       A Federal Savings Bank and Thomas C. Hall          ***
              10.6     Employment Agreement between Perpetual Bank,
                       A Federal Savings Bank and Barry C. Viosoli        ***
              10.7     1998 Stock Option Plan                             ****
              10.8     1998 Management Development and Recognition Plan   ****
              10.9     Supplemental Executive Retirement Agreement with
                       Robert W. Orr                                      ***
              10.10    Supplemental Executive Retirement Agreement with
                       Thomas C. Hall                                     ***
              10.11    Supplemental Executive Retirement Agreement with
                       Barry C. Visioli                                   ***
              27       Financial Data Schedule

          * Incorporated by reference to the Company's Current Report on Form 8-K filed February 22, 2000

          ** Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-42517)

          *** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

          **** Incorporated by reference to the Company's Definitive Proxy Statement dated December 18, 1998.

B.        Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K on February 22, 2000 to report the signing of the merger agreement with Heritage Bancorp, Inc. A copy of the merger agreement dated February 14, 2000, is attached as an exhibit.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SouthBanc Shares, Inc.


Date:    May 15,  2000                  /s/ Robert W. Orr
                                        ---------------------------------
                                        Robert W. Orr
                                        President and Managing Officer
                                        (Duly Authorized Representative)




Date:    May 15,  2000                  /s/ Thomas C. Hall
                                        ---------------------------------
                                        Thomas C. Hall
                                        Chief Financial Officer