Form 10-Q
period 2000-06-30
SOUTHBANC SHARES INC
filed 2000-08-14
CIK 1051378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20052

           ----------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                       or

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 0-23751

    ------------------------------------------------------------------------

                             SouthBanc Shares, Inc.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                       58-2361245
------------------------------------                        ----------
  (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                       identification no.)

                               907 N. Main Street
                         Anderson, South Carolina 29621
                         ------------------------------
                    (Address of Principal Executive Offices)

                                   (Zip Code)

                            (8 6 4 ) 2 2 5 - 0 2 4 1
         ---------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)   Yes      X                 No
                     --------                  --------

$0.01 par value of common stock                       2,942,186
-------------------------------                       ---------
           (Class)                          (Outstanding at June 30, 2000)

                      SouthBanc Shares, Inc. and Subsidiary

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2000 and
             September 30, 1999 (unaudited).................................. 3
         Consolidated Statements of Income for the Nine Months Ended
             June 30, 2000, and the Three Months Ended June 30, 2000
             (unaudited)..................................................... 4
         Consolidated Statements of Stockholders' Equity
             for the Nine Months Ended June 30, 2000 and 1999 (unaudited).... 5
         Consolidated Statements of Cash Flows for the Nine Months
             Ended June 30, 2000 and 1999 (unaudited)........................ 6
         Notes to Consolidated Financial Statements (unaudited).............. 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three Months Ended June 30,
         2000 and 1999 and the Nine Months Ended June 30, 2000 and 1999...... 10
         Liquidity and Capital Resources..................................... 15
         Capital Compliance.................................................. 16
         Impact of New Accounting Pronouncements............................. 16
         Effect of Inflation and Changing Prices............................. 17

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

         Signatures.......................................................... 19

                      SouthBanc Shares, Inc. and Subsidiary
                     Consolidated Balance Sheets (Unaudited)

Item I - Financial Statements

                                                                    June 30,        September 30,
                                                                  ------------------------------
                                                                      2000               1999
                                                                  ------------------------------
Assets
------
Cash and cash equivalents                                         $  12,735,286    $  15,546,360
Investment securities available for sale (amortized
        cost of $20,225,948 at June 30, 2000,
        $17,673,222 at September 30, 1999)                           18,293,877       16,243,703
Federal Home Loan Bank stock, at cost                                 3,975,000        3,650,000
Mortgage-backed securities available for sale
        (amortized cost of $45,807,377 at June 30,
        2000, and $60,027,799 at Septemer 30, 1999)                  44,068,829       58,384,541
Loans receivable, (net of allowance for loan losses
        of $2,916,095 at June 30, 2000, and
        $2,617,662 at September 30, 1999)                           281,963,383      255,488,141
Investment in limited partnership                                     1,864,373        1,575,373
Real estate acquired in settlement of loans                             480,941          229,900
Real estate held for development                                      2,066,249        2,095,903
Premises and equipment, net                                           5,843,321        5,722,230
Accrued interest receivable
        Loans receivable                                              2,197,909        1,860,838
        Mortgage-backed and other securities                            378,782          453,968
Cash surrender value of life insurance                                8,173,059        7,865,743
Other                                                                 3,964,650        3,034,571
                                                                  -------------    -------------
                     Total Assets                                 $ 386,005,659    $ 372,151,271
                                                                  =============    =============

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                          $ 233,248,528    $ 221,257,085
Advances from the Federal Home Loan Bank ("FHLB")                    76,000,000       73,000,000
Securities sold under agreements to repurchase                       20,452,480       20,254,436
Advance payments by borrowers for property taxes and
     insurance                                                          322,763          438,484
Accrued interest payable                                              1,565,806        1,356,578
Accrued expenses and other liabilities                                4,029,869        3,094,136
                                                                  -------------    -------------
                     Total Liabilities                              335,619,446      319,400,719
                                                                  -------------    -------------

Commitments and contingencies - Note 17

Stockholders' Equity
--------------------
Preferred stock ($0.01 par value; authorized 250,000
        shares; none issued or outstanding at June 30,
        2000 and September 30, 1999)                                       --               --
Common stock ($0.01 par value; authorized 7,500,000
        shares; issued 4,324,940 and 4,306,410 shares
        at June 30, 2000 and September 30, 1999,
        respectively)                                                    43,249           43,220
Additional paid-in capital                                           57,888,364       57,741,324
Retained earnings, restricted                                        24,858,580       22,351,722
Treasury stock - at cost (1,382,754 shares)                         (27,640,042)     (22,515,585)
Accumulated other comprehensive loss, net                            (2,422,761)      (2,028,033)
Indirect guarantee of ESOP debt                                        (555,578)        (622,247)
Deferred compensation for Management
        Recognition Plan (MRP)                                       (1,785,599)      (2,219,849)
                                                                  -------------    -------------
                     Total stockholders' equity                      50,386,213       52,750,552
                                                                  -------------    -------------
                     Total liabilities and stockholders' equity   $ 386,005,659    $ 372,151,271
                                                                  =============    =============

          See accompanying notes to consolidated financial statements.

                      SOUTHBANC SHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      For The Nine Months Ended      For The Three Months Ended
                                                                               June 30,                       June 30,
                                                                     ----------------------------   ----------------------------
                                                                         2000            1999            2000            1999
                                                                     ------------    ------------   ------------    ------------
Interest income:
       Loans                                                         $ 16,208,996    $ 14,139,772   $  5,592,598    $  4,800,983
       Mortgage-backed securities                                       2,530,124       3,700,940        840,300       1,244,596
       Other investments                                                1,470,823       1,740,958        489,564         523,266
                                                                     ------------    ------------   ------------    ------------
            Total interest income                                      20,209,943      19,581,670      6,922,462       6,568,845
                                                                     ------------    ------------   ------------    ------------
Interest expense:
       Interest on deposits:
            Transaction accounts                                          683,839         840,510        222,886         272,243
            Passbook accounts                                             528,083         463,720        194,865         160,456
            Certificate accounts                                        5,824,681       5,397,886      2,127,923       1,788,269
                                                                     ------------    ------------   ------------    ------------
            Total interest on deposits                                  7,036,603       6,702,116      2,545,674       2,220,968

       Interest on borrowings
            Total interest expense                                      4,212,609       3,408,426      1,543,742       1,112,569
                                                                     ------------    ------------   ------------    ------------
                                                                       11,249,212      10,110,542      4,089,416       3,333,537
                                                                     ------------    ------------   ------------    ------------

Net interest income                                                     8,960,731       9,471,128      2,833,046       3,235,308
Provision for loan losses                                                 435,000         330,000         75,000         170,000
                                                                     ------------    ------------   ------------    ------------
Net interest income after provision for loan losses                     8,525,731       9,141,128      2,758,046       3,065,308
                                                                     ------------    ------------   ------------    ------------
Other income:
       Loan and deposit account service charges                         2,950,894       2,518,824        994,800         924,004
       Gain (loss) on sale of investments                                 (94,702)        126,418             --        (170,888)
       Gain on sale of real estate acquired in settlement of loans         (1,564)         13,973         (6,188)         (9,310)
       Gain on sale of loans, net                                           3,071          88,070          3,071           6,892
       Gain on sale of real estate held for development                    84,183         300,889          1,534         128,216
       Earnings on bank owned life insurance                              343,884         321,300        110,328         107,100
       Other                                                              873,663       1,002,351        288,091         674,720
                                                                     ------------    ------------   ------------    ------------
            Total other income                                          4,159,399       4,391,825      1,391,636       1,660,734
                                                                     ------------    ------------   ------------    ------------

General and administrative expenses:
       Salaries and employee benefits                                   3,914,472       3,476,736      1,353,700       1,201,462
       Occupancy                                                          407,833         371,264        133,103         124,972
       Furniture and equipment expense                                    789,262         818,064        265,152         258,196
       FDIC insurance premiums                                             55,643          91,923         11,243          31,476
       Advertising                                                        148,858         136,685         63,464          75,444
       Data processing                                                    398,038         438,115        145,642         156,301
       Office supplies                                                    243,182         216,771         63,756          77,738
       Profit improvement program                                          94,280         207,185             --          84,000
       Other                                                              963,213         875,364        370,134         336,854
                                                                     ------------    ------------   ------------    ------------
            Total general and administrative expenses                   7,014,781       6,632,107      2,406,194       2,346,443
                                                                     ------------    ------------   ------------    ------------

Income before taxes                                                     5,670,349       6,880,846      1,743,488       2,379,599
Income taxes                                                            1,813,944       2,257,457        547,848         782,899
                                                                     ------------    ------------   ------------    ------------
Net income                                                           $  3,856,405    $  4,623,389   $  1,195,640    $  1,596,700
                                                                     ============    ============   ============    ============
Basic earnings per common share                                      $       1.30    $       1.34   $       0.42    $       0.51
                                                                     ============    ============   ============    ============
Diluted earnings per common share                                    $       1.23    $       1.26   $       0.40    $       0.48
                                                                     ============    ============   ============    ============
Weighted average shares outstanding:
       Basic                                                            2,969,066       3,463,213      2,863,797       3,137,542
                                                                     ============    ============   ============    ============
       Diluted                                                          3,136,679       3,670,966      3,023,757       3,350,282
                                                                     ============    ============   ============    ============
Cash dividends per common share                                      $       0.45    $       0.39   $       0.15    $       0.15
                                                                     ============    ============   ============    ============

See accompanying notes to the consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
              Nine Months Ended June 30, 2000 and 1999 (Unaudited)



                                                                       Additional     Retained
                                              Common        Common      Paid-in       Earnings
                                              Shares        Stock       Capital      Restricted
                                          ------------  ------------  ------------  ------------
Balance at September 30, 1998                4,306,410  $     43,064  $ 57,470,324  $ 18,154,380

Net income                                                                             4,623,389
Other comprehensive income/(loss)
     Unrealized loss on securities,  net
     Reclassification adjustment for
        gains realized in net income, net

Total other comprehensive income/(loss)
Comprehensive income

Exercise of stock options                       15,620           156        68,057
Reduction of ESOP debt
ESOP expense                                                               132,424
 Earned portion of MRP
 Dividends on common stock                                                           ( 1,292,375)
 Transfer from treasury stock
      to MRP                                    91,252                      22,813
Purchase of Treasury Stock                  (1,171,175)           --            --            --
                                          ------------  ------------  ------------  ------------

Balance at June 30, 1999                     3,242,107  $     43,220  $ 57,693,618  $ 21,485,394
                                          ============  ============  ============  ============

Balance at September 30, 1999                3,204,788  $     43,220  $ 57,741,324  $ 22,351,722

Net Income                                                                             3,856,405
Other comprehensive income:
     Unrealized loss on securities,  net
     Reclassification adjustment for
       losses realized in net income, net

Total other comprehensive income (loss)
Comprehensive income

Exercise of stock options                        2,910            29        25,725
Reduction of ESOP debt
ESOP compensation expense                                                  121,315
Earned portion of MRP
Dividends on common stock                                                             (1,349,547)
Purchase of treasury stock                    (265,512)
                                          ------------  ------------  ------------  ------------

Balance at June 30, 2000                     2,942,186  $     43,249  $ 57,888,364  $ 24,858,580
                                          ============  ============  ============  ============

                                           Accumulated                    Indirect
                                              Other                       Guarantee    Deferred
                                          Comprehensive                      of      Compensation
                                          Income (Loss),    Treasury        ESOP          for
                                               Net           Stock          Debt          MRP          Total
                                          -------------- ------------  ------------  -------------   ------------
Balance at September 30, 1998              $   180,009             --   ($  711,140)  ($  729,311)  $ 74,407,326

Net income                                                                                             4,623,389
Other comprehensive income/(loss)
     Unrealized loss on securities,  net     (1,453,404)                                              (1,453,404)
     Reclassification adjustment for
        gains realized in net income, net       (84,194)                                                 (84,194)
                                           ------------                                              -----------
Total other comprehensive income/(loss)      (1,537,598)                                              (1,537,598)
Comprehensive income                                                                                   3,085,791
                                                                                                     -----------
Exercise of stock options                                                                                 68,213
Reduction of ESOP debt                                                       66,670                       66,670
ESOP expense                                                                                             132,424
 Earned portion of MRP                                                                    218,037        218,037
 Dividends on common stock                                                                            (1,292,375)
 Transfer from treasury stock
      to MRP                                                1,830,515                  (1,853,328)            --
Purchase of Treasury Stock                           --   (23,540,883)           --            --    (23,540,883)
                                           ------------  ------------  ------------  ------------   ------------

Balance at June 30, 1999                   $ (1,357,589) $(23,540,883) $   (644,470) $ (2,364,602)  $(53,145,203)
                                           ============  ============  ============  ============   ============

Balance at September 30, 1999              $ (2,028,033) $ (22,515,585)$   (622,247) $ (2,219,849)  $ 52,750,552

Net Income                                                                                             3,856,405
Other comprehensive income:
     Unrealized loss on securities,  net       (457,231)                                                (457,231)
     Reclassification adjustment for
       losses realized in net income, net        62,503                                                   62,503
                                           ------------                                             ------------
Total other comprehensive income (loss)        (394,728)                                                (394,728)
Comprehensive income                                                                                   3,461,677
                                                                                                    ------------
Exercise of stock options                                                                                 25,754
Reduction of ESOP debt                                                       66,669                       66,669
ESOP compensation expense                                                                                121,315
Earned portion of MRP                                                                     434,250        434,250
Dividends on common stock                                                                             (1,349,547)
Purchase of treasury stock                                 (5,124,457)                                (5,124,457)
                                           ------------  ------------  ------------  ------------   ------------

Balance at June 30, 2000                   ($ 2,422,761) ($27,640,042) ($   555,578) ($ 1,785,599)  $ 50,386,213
                                           ============  ============  ============  ============   ============

See accompanying notes to consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              Nine Months Ended June 30, 2000 and 1999 (Unaudited)

                                                              ------------    ------------
                                                                  2000            1999
                                                              ------------    ------------
Cash flows from operating activities:
     Net income                                               $  3,856,405    $  4,623,389
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                            645,358         657,043
           Accretion, net                                       (1,118,585)     (1,083,828)
           Provision for loan losses                               435,000         330,000
           (Gain) loss on sale of investments, net                  94,702        (126,418)
           (Gain) loss on sale of real estate                        1,564         (13,973)
           Gain on sale of loans, net                                   --         (88,070)
           Gain on sale of real estate held for
              development                                          (84,183)       (300,889)
           Deferred compensation                                   555,565         350,461
           Increase in accrued interest
              receivable and other assets                       (1,191,964)       (782,060)
           Decrease in other liabilities                         1,144,961         241,664
                                                              ------------    ------------
              Net cash provided by operating activities          4,338,823       3,807,319
                                                              ------------    ------------

Cash flows from investing activities:
     Increase in loans receivable, net                          (2,493,714)       (791,767)
     Purchases of loans receivable                             (25,000,555)    (24,253,800)
     Purchase of mortgage-backed securities                             --     (34,802,010)
     Purchases of investment securities                         (4,816,855)     (5,052,771)
     Purchases of FHLB stock                                    (1,975,000)     (1,060,800)
     Purchase of premises and equipment                           (766,449)       (187,512)
     Sales of loans receivable                                          --       7,476,562
     Proceeds from redemption of FHLB stock                      1,650,000       1,250,000
     Principal repayments on mortgage-backed securities          6,675,239      27,081,017
     Proceeds from maturities of investment securities           3,000,000         500,000
     Proceeds from sale of mortgage-backed securities,
        available for sale                                       7,439,993       9,384,356
     Proceeds from sale of investment securities, available
        for sale                                                        --      13,314,025
     Proceeds from sale of real estate owned                       367,250         242,908
     Proceeds from sale of real estate held for
        development                                                541,727         880,582
     Capital improvements of real estate held for
        development                                               (463,718)       (709,736)
                                                              ------------    ------------
              Net cash used in investing activities            (15,842,082)     (6,728,946)
                                                              ------------    ------------

                                                                       Continued

                      SouthBanc Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              Nine Months Ended June 30, 2000 and 1999 (Unaudited)

                                                                     -------------    -------------
                                                                          2000             1999
                                                                     -------------    -------------
Cash flows from financing activities:
     Increase in deposit accounts                                       11,991,443       17,217,671
     Proceeds from FHLB Advances                                       113,000,000       67,000,000
     Repayment of FHLB Advances                                       (110,000,000)     (61,000,000)
     Proceeds from securities sold under agreements
        to repurchase                                                      198,044          170,239
     Payment ot stock offering costs                                            --               --
     Exercise of stock options                                              25,754           68,213
     Purchase of Treasury stock                                         (5,124,457)     (23,540,883)
     Repayments of ESOP loan                                                66,669           66,670
     Dividends paid on common stock                                     (1,349,547)      (1,292,375)
     Decrease in advance payments by borrowers
        for property taxes and insurance                                  (115,721)         (27,002)
                                                                     -------------    -------------
              Net cash provided by (used for) financing activities       8,692,185       (1,337,467)
                                                                     -------------    -------------

Net increase (decrease) in cash and cash equivalents                    (2,811,074)      (4,259,094)

Cash and cash equivalents, beginning of year                            15,546,360       21,197,419
                                                                     -------------    -------------

Cash and cash equivalents, end of year                               $  12,735,286    $  16,938,325
                                                                     =============    =============

Supplemental disclosures:
     Cash paid during the year for
        Interest                                                     $  11,039,984    $  10,189,011
                                                                     =============    =============
        Taxes                                                        $   2,095,000    $   1,598,554
                                                                     =============    =============

Noncash investing activities:
     Additions to real estate acquired in settlement of loans        $     584,027    $     577,170
                                                                     =============    =============
     Loans receivable exchanged for mortgage-backed
        securities                                                   $          --    $          --
                                                                                      =============
     Change in unrealized net loss on securities
        available for sale, net of tax                               $    (394,728)   ($  1,537,598)
                                                                     =============    =============
     Increase in Employee Stock Ownership Plan
        debt guaranteed by the Bank                                  $     (66,669)   $     (66,670)
                                                                     =============    =============


See accompanying notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                      SouthBanc Shares, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1999.

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

         United Service Corporation is a wholly-owned subsidiary of the Bank. At June 30, 2000, United Service had assets of $2.2 million. United Service is involved in two residential and two commercial real estate development projects.

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

         The Company's Board of Directors declared a cash dividend of $.15 per share to its shareholders during the quarter ended June 30, 2000, payable on July 18, 2000 to shareholders of record as of July 3, 2000.

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                             For the Nine Months Ended              For the Quarter Ended
                                                   June 30, 2000                         June 30, 2000
                                         ----------------------------------   ---------------------------------
                                           Income       Shares       Per       Income        Shares       Per
                                           (Numer-    (Denomi-      Share      (Numer-      (Denomi-     Share
                                             ator)      nator)      Amount       ator)        nator)     Amount
                                         ----------   ----------   --------   ----------    ---------   --------
         Basic EPS                       $3,856,405    2,969,066   $   1.30   $1,195,640    2,863,797   $  0.42
         Effect of Diluted Securities:
           Stock Options                          0       85,305                       0       77,652
           ESOP                                   0       82,308                       0       82,308
                                         ----------   ----------              ----------    ---------

         Diluted EPS                     $3,856,405    3,136,679   $   1.23   $1,195,640    3,023,757   $  0.40

                                             For the Nine Months Ended              For the Quarter Ended
                                                   June 30, 1999                         June 30, 1999
                                         ----------------------------------   ---------------------------------
                                           Income       Shares       Per       Income        Shares       Per
                                           (Numer-    (Denomi-      Share      (Numer-      (Denomi-     Share
                                             ator)      nator)      Amount       ator)        nator)     Amount
                                         ----------   ----------   --------   ----------    ---------   --------
         Basic EPS                       $4,623,389    3,463,213   $   1.34   $1,596,700    3,137,542   $   0.51
         Effect of Diluted Securities:
           Stock Options                          0      102,399                       0      107,386
           ESOP                                   0      105,354                       0      105,354
                                         ----------   ----------              ----------    ---------

         Diluted EPS                     $4,623,389    3,670,966   $   1.26   $1,596,700    3,350,282   $  0.48


5.       Subsequent Event -- Merger with Heritage Bancorp, Inc.
         ------------------------------------------------------

         On July 31, 2000 , the Company merged with Heritage Bancorp, Inc. ("Heritage"). The Company is the surviving corporation in the merger and the transaction has been accounted for under the purchase method of accounting prescribed by generally accepted accounting principles.

         Each share of Heritage common stock was exchanged for either $17.65 in cash or .992 of a share of the Company common stock. The Company paid approximately $36.3 million in cash and issued approximately 1.8 million shares in connection with the transaction.

5.       Subsequent Event -- Merger with Heritage Bancorp, Inc. (Continued)
         ------------------------------------------------------------------

         Heritage Federal Bank, the former subsidiary of Heritage that now is a subsidiary of the Company, operates four banking offices in the upstate region of South Carolina. At June 30, 2000, Heritage had total assets of $342.3 million, deposits of $209.6 million, and stockholders' equity of $71.4 million.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at  June 30, 2000 and September 30, 1999

Total assets increased 3.71% or $13.8 million to $386.0 million at June 30, 2000, from $372.2 million at September 30, 1999. Loans receivable increased 10.37% or $26.5 million to $282.0 million at June 30, 2000, from $255.5 million at September 30, 1999. The increase in loans receivable resulted from growth in first mortgage residential loans which increased $18.5 million to $163.2 million at June 30, 2000, from $144.7 million at September 30, 1999, commercial real estate which increased $8.5 million to $56.6 million at June 30, 2000, from $48.1 million at September 30, 1999, commercial loans which increased $1.4 million to $16.8 million at June 30, 2000, from $15.4 million at September 30, 1999, consumer loans which increased $1.7 million to $23.7 million at June 30, 2000, from $22.0 million at September 30, 1999, offset by residential construction loans which decreased $3.2 million to $24.6 million at June 30, 2000 from $27.8 million at September 30, 1999,

Cash and cash equivalents decreased 18.06% or $2.8 million to $12.7 million at June 30, 2000, from $15.5 million at September 30, 1999.

Investment securities available-for-sale increased 12.96% or $2.1 million to $18.3 million at June 30, 2000, from $16.2 million at September 30, 1999. A $2.0 million agency callable bond yielding 8.00% was called, a $1.0 million U. S. Treasury note yielding 5.50% matured, and the Company purchased $4.8 million of investments in publicly traded stocks.

Mortgage-backed securities available-for-sale decreased 24.49% or $14.3 million to $44.1 million at June 30, 2000 from $58.4 million at September 30, 1999. The Company sold $7.4 million FHLMC fixed rate mortgage-backed securities with coupon rates between 7.50% and 8.00% maturing in twenty years. Principal repayments on mortgage-backed securities were $6.7 million.

The Company's net investment in a limited partnership increased $0.3 million to $1.9 million at June 30, 2000, from $1.6 million at September 30, 1999. The investment is recorded under the equity method and the increase represents the Company's portion of the earnings for the quarter. The limited partnership invests in mortgage servicing rights tied to a national portfolio of residential mortgage loans.

Real estate held for development was $2.1 million at June 30, 2000 and September 30, 1999. United Service Corporation sold seven single-family residential lots in The Meadows Subdivision at a cost of $153,000. Forty-two lots remain available for sale in Phase II in The Meadows residential subdivision and all infrastructure has been completed. One tract of 8.0 acres and another tract of
5.0 acres remain available for sale in Perpetual Square, a commercial real estate development. Northpark, an industrial park, has nineteen unsold acres of land. During the nine months ended June 30, 2000, United Service Corporation sold a one acre lot in Northpark at a cost of $28,000.

Deposits increased 5.38% or $11.9 million to $233.2 million at June 30, 2000, from $221.3 million at September 30, 1999. The Company consolidated the number of checking and statement saving accounts being offered and initiated a new deposit fee schedule. Non interest bearing checking accounts decreased 19.75% or $3.1 million to $12.6 million at June 30, 2000, from $15.7 million at September 30, 1999. Interest bearing checking accounts decreased 0.92% or $0.4 million to $42.9 million at June 30, 2000, from $43.3 million at September 30, 1999. Statement savings accounts increased 7.20% or $1.9 million to $28.3 million at June 30, 2000, from $26.4 million at September 30, 1999.

Certificates of deposits increased 9.93% or $13.5 million to $149.4 million at June 30, 2000, from $135.9 million at September 30, 1999.

Advances from the Federal Home Loan Bank ("FHLB") increased 4.11% or $3.0 million to $76.0 million at June 30, 2000, from $73.0 million at September 30, 1999. The advances were used to fund loan originations and loan purchases from a mortgage banking company in which Mortgage First Service Corporation, a subsidiary of the Bank, has a one-third equity interest.

Stockholders' equity decreased 4.55% or $2.4 million to $50.4 million at June 30, 2000, from $52.8 million at September 30, 1999. Retained earnings were offset by dividends paid in the amount of $1.3 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account. During the nine months ended June 30, 2000, the Company repurchased 265,512 shares at an average cost of $19.30 per share and a total cost of $5.1 million.

Accumulated other comprehensive loss net increased $0.4 million to $2.4 million at June 30, 2000, from $2.0 million at September 30, 1999, due to a decrease in the market value of the investment securities available for sale and mortgage-backed securities available for sale resulting from an increase in interest rates in the securities markets.

Deferred compensation for Management Recognition Plan (MRP) decreased $0.4 million to $1.8 million at June 30, 2000, from $2.2 million at September 30, 1999, due to the amortization of the cost of the MRP.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

Net Income
----------

Net income for the three months ended June 30, 2000, decreased to $1.2 million or $0.42 basic earnings per share and $0.40 diluted earnings per share, compared to $1.6 million or $0.51 basic earnings per share and $0.48 diluted earnings per share for the same three months a year ago.

Net Interest Income
-------------------

Net interest income was $2.8 million for the three months ended June 30, 2000, and $3.1 million for the three months ended June 30, 1999. Total interest income increased 5.37% or $354,000 to $6.9 million for the three months ended June 30, 2000, from $6.6 million for the three months ended June 30, 1999, due primarily to a higher average balance of outstanding loans which increased $41.7 million or 17.72% to an average of $277.0 million yielding 8.08% for the three months ended June 30, 2000, from $235.3 million yielding 8.16% for the three months ended June 30, 1999. Interest income on mortgage-backed securities decreased 32.53% or $405,000 to $0.8 million for the three months ended June 30, 2000, as the average balance decreased $30.9 million to $45.1 million for the three months ended June 30, 2000, from $76.0 million for the three months ended June 30, 1999 due to sales and principal repayments on mortgage-backed securities. Interest income on other investments decreased 6.50% or $34,000 due primarily to a lower balance of investment securities and interest bearing securities which decreased 18.85% or $5.9 million, to an average balance of $25.4 million yielding 7.75% for the three months ended June 30, 2000, from $31.3 million yielding 6.69% for the three months ended June 30, 1999.

Interest Expense
----------------

Interest expense on deposits increased 14.63% or $325,000 as the average outstanding balance of deposits increased 2.34% or $5.3 million to $232.0 million at an average cost of 4.39% for the three months ended June 30, 2000, from $226.7 million at an average cost of 3.92% for the three months ended June 30, 1999. Interest on borrowings increased $431,000 to $1.5 million for the three months ended June 30, 2000, from $1.1 million for the three months ended June 30, 1999, as the average borrowings increased 9.56% or $8.3 million to $95.1 million at an average cost of 6.49% for the three months ended June 30, 2000, from $86.8 million at an average cost of 5.13% for the three months ended June 30, 1999.

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

The provision for loan losses decreased 55.9% or $95,000, to $75,000 for the three months ended June 30, 2000, from $170,000 for the three months ended June 30, 1999, as charge-offs were $26,000 for the three months ended June 30, 2000, compared to $59,000 for the three months ended June 30, 1999.

Non-performing assets at June 30, 2000, were $5.4 million, consisting of $2.1 million of residential construction loans, $481,000 of real estate acquired in settlement of loans, $1.4 million of single family residential loans, $1.3 million of commercial real estate loans, $138,000 of commercial loans, and $49,000 of consumer loans.

Non-performing assets at September 30, 1999, were $2.6 million, consisting of $88,000 of residential mortgage construction loans, $208,000 of real estate acquired in settlement of loans, $1,184,000 of single family residential loans, $873,000 of commercial real estate loans, $126,000 of commercial loans, and $86,000 of consumer loans.

The allowance for loan losses to total loans was 1.01% at June 30, 2000 and at September 30, 1999.

Other Income
------------

Total other income decreased 16.2%, or $269,000, to $1.4 million for the three months ended June 30, 2000, from $1.7 million for the three months ended June 30, 1999. Loan and deposit service charges increased $71,000 to $995,000 from $924,000 for the three months ended June 30, 1999, as a result of an increase to the fee structure of deposit accounts. There was no gain (loss) on sale of investments for the three months ended June 30, 2000, compared to a loss of $171,000 for the three months ended June 30, 1999. Gain (loss) on sale of real estate acquired in settlement of loans was a loss of $6,000 for the three months ended June 30, 2000, compared to a loss of $9,000 for the three months ended June 30, 1999.

Gain on sale of loans was $3,000 for the three months ended June 30, 2000, compared to a gain of $7,000 for the three months ended June 30, 1999. Gain on sale of real estate held for development was $2,000 for the three months ended June 30, 2000, as two residential lots and one residential house were sold by United Service Corporation in The Meadows residential subdivision compared to $128,000 for the three months ended June 30, 1999, as two lots (five acres of land) were sold in the Northpark Industrial Park. Earnings on bank owned life insurance increased 2.80% or $3,000 to $110,000 for the three months ended June 30, 2000, compared to $107,000 for the three months ended June 30, 1999. Other income decreased $387,000 to $288,000 for the three months ended June 30, 2000, compared to $675,000 for the three months ended June 30, 1999, due to a decrease in the Bank's portion of earnings of the investment in limited partnership because the prepayment rates on the underlying mortgages have increased at a lower rate when compared to the same three months a year ago. Earnings on the investment in limited partnership decreased $310,000 to $90,000 for the three months ended June 30, 2000 compared to $400,000 for the three months ended June 30, 1999.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 12.66% or $152,000 to $1.4 million for the three months ended June 30, 2000, from $1.2 million for the three months ended June 30, 1999, due to the expense of the 1999 Management Recognition Plan
(MRP) and additional overtime expense involved with the anticipated Heritage merger. Office occupancy increased 6.40% or $8,000 to $133,000 for the three months ended June 30, 2000, from $125,000 for the three months ended June 30, 1999, due to an increase in building maintenance. Furniture and equipment expenses increased 2.71% or $7,000 to $265,000 for the three months ended June 30, 2000 from $258,000 for the three months ended June 30, 1999, due to increases in depreciation expense and equipment maintenance expense. Advertising decreased 16.00% or $12,000 to $63,000 for the three months ended June 30, 2000, from $75,000 for the three months ended June 30, 1999 due to a decrease in the purchase of specialty items. Data processing decreased 6.41% or $10,000 to $146,000 for the three months ended June 30, 2000, from $156,000 for the three months ended June 30, 1999 due to Year 2000 computer and computer software testing incurred in the three months ending June 30, 1999. Office supplies decreased 17.95% or $14,000 to $64,000 for the three months ended June 30, 2000, from $78,000 for the three months ended June 30, 1999, due to a decrease in the purchase of data processing supplies. There was no profit improvement program expense for the three months ended June 30, 2000 compared to $84,000 for the three months ended June 30, 1999 as the two year program has been concluded. The profit improvement program included consultant fees for sales training, staff realignment, and product fee enhancement. Other operating expenses increased 9.79% or $33,000 to $370,000 for the three months ended June 30, 2000, from $337,000 for the three months ended June 30, 1999, due to an increase in real estate owned expenses.

Income Taxes
------------

Income taxes decreased 30.01% or $235,000 to $548,000 for the three months ended June 30, 2000, from $783,000 for the three months ended June 30, 1999. This was due to a decrease in income before taxes of 26.76% or $637,000 to $1,743,000 from $2,380,000 for the nine months ended June 30, 2000 and 1999, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2000 and 1999

Net Income
----------

Net income for the nine months ended June 30, 2000, decreased to $3.9 million or $1.30 basic earnings per share and $1.23 diluted earnings per share, compared to $4.6 million or $1.34 basic earnings per share and $1.26 diluted earnings per share for the same nine months a year ago.

Net Interest Income
-------------------

Net interest income was $9.0 million for the nine months ended June 30, 2000, and $9.5 million for the nine months ended June 30, 1999. Total interest income increased 3.21% or $628,000 to $20.2 million for the nine months ended June 30, 2000, from $19.6 million for the nine months ended June 30, 1999, due primarily to a higher average balance of outstanding loans which increased $34.8 million or 14.85% to an average of $269.1 million yielding 8.03% for the nine months ended June 30, 2000, from $234.3 million yielding 8.05% for the nine months ended June 30, 1999. Interest income on mortgage-backed securities decreased 31.64% or $1,171,000 to $2.5 million for the nine months ended June 30, 2000, as the average balance of mortgage backed securities decreased $29.0 million to $47.9 million for the nine months ended June 30, 2000 from $76.9 million for the nine months ended June 30, 1999 due to sales and principal repayments on mortgage-backed securities. Interest income on other investments decreased 15.51% or $270,000 due primarily to a lower balance of investment securities and interest bearing securities which decreased 26.18% or $9.4 million, to an average balance of $26.5 million yielding 7.39% for the nine months ended June 30, 2000, from $35.9 million yielding 6.46% for the nine months ended June 30, 1999.

Interest Expense
----------------

Interest expense on deposits increased 5.00% or $335,000 as the average outstanding balance of deposits increased 2.45% or $5.4 million to $225.5 million at an average cost of 4.16% for the nine months ended June 30, 2000, from $220.1 million at an average cost of 4.06% for the nine months ended June 30, 1999. Interest on borrowings increased $805,000 to $4.2 million for the nine months ended June 30, 2000, from $3.4 million for the nine months ended June 30, 1999, as the average borrowings increased 6.82% or $6.0 million to $94.0 million at an average cost of 5.98% for the nine months ended June 30, 2000 from $88.0 million at an average cost of 5.16% for the nine months ended June 30, 1999.

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

The provision for loan losses increased 31.82% or $105,000 to $435,000 for the nine months ended June 30, 2000, from $330,000 for the nine months ended June 30, 1999 as charge offs were $176,000 for the nine months ended June 30, 2000, compared to $116,000 for the nine months ended June 30, 1999, and non-performing assets at June 30, 2000 were $5.4 million compared to $2.6 million at September 30, 1999.

Other Income
------------

Total other income decreased 4.87% or $213,000 to $4.2 million for the nine months ended June 30, 2000, from $4.4 million for the nine months ended June 30, 1999. Loan and deposit service charges increased $432,000 to $3.0 million from $2.5 million for the nine months ended June 30, 2000, as a result of an increase to the fee structure of deposit accounts. Gain (loss) on sale of investments was a loss of $95,000 for the nine months ended June 30, 2000, compared to a gain of $126,000 for the nine months ended June 30, 1999. Gain (loss) on sale of real estate acquired in settlement of loans was a loss of $2,000 for the nine months ended June 30, 2000, compared to a gain of $14,000 for the nine months ended June 30, 1999.

Gain on sale of loans was $3,000 for the nine months ended June 30, 2000, compared to a gain of $88,000 for the nine months ended June 30, 1999. Gain on sale of real estate held for development was $84,000 for the nine months ended June 30, 2000, as nine residential lots were sold by the United Service Corporation in The Meadows residential subdivision one residential house and two lots in the Northpark Industrial Park compared to $300,000 for the nine months ended June 30, 1999, as thirteen residential lots were sold in The Meadows and one five acre tract of commercial real estate sold in Perpetual Square. Earnings on bank owned life insurance increased 7.17% or $23,000 to $344,000 for the nine months ended June 30, 2000, compared to $321,000 for the nine months ended June 30, 1999 due to an annual yield adjustment. Other income decreased $128,000 to $874,000 for the nine months ended June 30, 2000, compared to $1,002,000 for the nine months ended June 30, 1999, due to a decrease in the Bank's portion of earnings of the investment in limited partnership because the prepayment rates on the underlying mortgages for the nine months ended June 30, 2000 have increased at a lower rate when compared to the nine months end June 30, 1999. Earnings on the investment in limited partnership decreased $461,000 to $289,000 for the nine months ended June 30, 2000, compared to $750,000 for the nine months ended June 30, 1999.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 12.57% or $437,000 to $3.9 million for the nine months ended June 30, 2000, from $3.5 million for the nine months ended June 30, 1999, due to the expense of the 1999 Management Recognition Plan (MRP). Office occupancy increased 9.97% or $37,000 to $408,000 for the nine months ended June 30, 2000 from $371,000 for the nine months ended June 30, 1999, due to an increase in building maintenance. Furniture and equipment expenses decreased 3.55% or $29,000 to $789,000 for the nine months ended June 30, 2000 from $818,000 for the nine months ended June 30, 1999 due to decreases in depreciation expense and equipment maintenance expense. Advertising increased 8.76% or $12,000 to $149,000 for the nine months ended June 30, 2000 from $137,000 for the nine months ended June 30, 1999 due to a checking account promotion.

Data processing decreased 9.13% or $40,000 to $398,000 for the nine months ended June 30, 2000 from $438,000 for the nine months ended June 30, 1999 due to Year 2000 computer and computer software testing for the nine months ended June 30, 1999. Office supplies increased 11.98% or $26,000 to $243,000 for the nine months ended June 30, 2000 from $217,000 for the nine months ended June 30, 1999, due to an increase in the purchase of data processing supplies. The profit improvement program expense decreased 54.59% or $113,000 to $94,000 for the nine months ended June 30, 2000 from $207,000 for the nine months ended June 30, 1999 as the two year program has been concluded. The profit improvement program included consultant fees for sales training, staff realignment and product fee enhancement. Other operating expenses increased 10.06% or $88,000 to $963,000 for the nine months ended June 30, 2000 from $875,000 for the nine months ended June 30, 1999 due to increased telephone, postage, real estate owned expenses, and a decrease in deferred loan expense.

Income Taxes
------------

Income taxes decreased 19.63% or $443,000 to $1,814,000 for the nine months ended June 30, 2000 from $2,257,000 for the nine months ended June 30, 1999. This was due to a decrease in income before taxes of 17.60% or $1,211,000 to $5.7 million from $6.9 million for the nine months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the Federal Home Loan Bank ("FHLB") of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Company at June 30, 2000 was 11.32%.

The primary investing activity of the Company is lending. During the nine months ended June 30, 2000, the Company originated $64.8 million of loans and no loans were sold. The Company also purchased $25.0 million of loans. The retained originations were primarily funded by principal repayments of loans and mortgage-backed securities and collateralized mortgage obligations, and FHLB advances.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At June 30, 2000, the Company had outstanding commitments to originate loans of approximately $68.3 million which is comprised of $37.8 million adjustable rate commitments and $30.5 million fixed rate commitments.

Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totaled $121.5 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Bank's actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of June 30, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                For Capital Adequacy    Prompt Corrective
                                               Actual                 Purposes          Action Provisions
                                               ------                 --------          -----------------
                                         Amount      Ratio        Amount      Ratio     Amount       Ratio
                                         ------      -----        ------      -----     ------       -----
                                                                        (Dollars in Thousands)
As of June 30, 2000:

Tangible Capital (To Total Assets)      $39,723      10.58%      $ 5,632      1.50%$        --         --%

Core Capital (To Total Assets)           39,723      10.58%       15,020      4.00%     18,775       5.00%

Tier I Capital (To Risk-Based Assets)    39,723      15.65%           --        --      15,228       6.00%

Risk-Based Capital (To Risk-Based
     Assets)                             42,388      16.70%       20,303      8.00%     25,379      10.00%

If the Bank were to fail to meet the minimum capital requirements, it will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.

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

ITEM 3 - Market Risk Disclosure
-------------------------------

There have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's Annual Report for the year ended September 30, 1999.

                                     PART II

Item 1.           Legal Proceedings
-----------------------------------

The Company is not a party to any legal proceedings at this time. The Savings Bank from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Savings Bank.

Item 2.           Changes in Securities and Use of Proceeds
-----------------------------------------------------------

None

Item 3.           Defaults Upon Senior Securities
-------------------------------------------------

Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

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

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SouthBanc Shares, Inc.


Date:    August 14, 2000                       /s/ Robert W. Orr
                                               --------------------------------
                                               Robert W. Orr
                                               President and Managing Officer
                                               (Duly Authorized Representative)




Date:     August 14, 2000                      /s/ Thomas C. Hall
                                               ---------------------------------
                                               Thomas C. Hall
                                               Chief Financial Officer