Form 10-K405
period 2000-09-30
SOUTHBANC SHARES INC
filed 2000-12-29
CIK 1051378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission Number: 0-23751
      -------------------------------------------------------------------

                             SOUTHBANC SHARES, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                          58-2361245
-----------------------------------------------------          ----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                                 I.D. Number)

907 N. Main Street, Anderson, South Carolina                      29621-5526
-----------------------------------------------------          ----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (864) 225-0241
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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 2000, there were issued and outstanding 4,461,103 shares of the Registrant's common stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "SBAN." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 1, 2000 of $17.50, was approximately $78.1 million. Solely for the purposes of this calculation, officers and directors of the registrant are considered affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 and portions of Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

     This report contains certain "forward-looking statements" concerning the future operations of SouthBanc Shares, Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which SouthBanc Shares, Inc. operates, as well as nationwide, SouthBanc Shares, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. SouthBanc Shares, Inc. assumes no obligation to update any forward-looking statements.

                                    Part I

Item 1. Business
-----------------

Merger

     On July 31, 2000, SouthBanc Shares, Inc. ("Company" or "SouthBanc Shares") completed its merger with Heritage Bancorp, Inc. ("Heritage Bancorp") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 14, 2000, by and between SouthBanc Shares and Heritage Bancorp. The merger was completed through the merger of Heritage Bancorp with and into SouthBanc Shares. SouthBanc Shares was the surviving corporation in the merger. As a result of the merger, Heritage Federal Bank ("Heritage Federal"), the sole subsidiary of Heritage Bancorp prior to the completion of the merger, remains in existence as a subsidiary of SouthBanc Shares.

     Pursuant to the terms of the Merger Agreement, each share of Heritage Bancorp common stock, par value $.01 per share, that was issued and outstanding at the effective time of the merger, was converted into the right to receive either $17.65 in cash or .992 of a share of SouthBanc Shares common stock, par value $.01 per share. SouthBanc Shares issued a total of approximately 1,829,000 shares and paid a total of approximately $36.3 million in cash to the former shareholders of Heritage Bancorp.

General

     SouthBanc Shares, a Delaware corporation, was organized on November 6, 1997 for the purpose of becoming the holding company for Perpetual Bank, A Federal Savings Bank ("Perpetual Bank") upon Perpetual Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of SouthBanc Shares, M.H.C., Anderson, South Carolina, from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on April 14, 1998. In connection with the Conversion and Reorganization, the Company issued 2,281,312 shares of its common stock at $20.00 per share and each share of common stock of Perpetual Bank issued and outstanding and held by persons other than the SouthBanc Shares, M.H.C., Anderson, South Carolina were exchanged for 2.85164 shares of common stock of the Company (with cash issued in lieu of fractional shares at the rate of $20.00 per share). The Company does not engage in any significant activity other than holding the stock of Perpetual Bank and Heritage Federal (collectively the "Banks"). Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Banks.

     The Company is primarily engaged in the business of attracting deposits from the general public and originating mortgage loans, which are secured by one- to four-family residential properties, or investing in mortgage-backed securities. To a lesser extent, the Company originates loans secured by commercial real estate as well as commercial business and consumer loans. Perpetual Bank's and Heritage Federal's savings accounts are insured up to the applicable limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. Both Perpetual Bank and Heritage Federal are members of the Federal Home Loan Bank System.

Market Area

     The Company considers Anderson, Oconee, Laurens, Greenwood and Greenville Counties, South Carolina, as its primary market area. Additional loan origination demand is generated from customers living in contiguous counties. The Banks also purchase loans secured by properties in South Carolina located outside its primary market area.

     Anderson County is included in the Greenville/Spartanburg metropolitan statistical area. The Cities of Greenville and Spartanburg are located 30 and 60 miles northeast of Anderson, respectively, and Atlanta, the closest major city, is 120 miles to the southwest. Much of Anderson County is rural and roughly half of the land area is used for agricultural purposes. Anderson County has benefitted from the growth of the Greenville metropolitan area and is experiencing significant residential and commercial development along Interstate 85, a major transportation route that crosses through Anderson County. Major area employers include BMW Manufacturing Corp., Hoechst Celenese Corporation, Owens Corning and Michelin Tire. Oconee is a smaller but rapidly growing county located west of Anderson County. Laurens County, with an estimated population of 62,000, is located to the east of the Greenville-Spartanburg-Anderson metropolitan area. Although a rural county, the completion of U.S. Interstate Routes I-26 and I-385 has provided access to the larger population and
employment centers of Columbia and Greenville-Spartanburg-Anderson.   Oconee
County, located northwest of Anderson County, and Greenwood County, located southwest of Anderson County, are also rural but rapidly growing counties.

Competition

     Anderson, Oconee, Laurens, Greenwood and Greenville Counties have a relatively large number of financial institutions, many of which are branches of large southeast regional financial institutions, and thus the Company faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities and mutual funds. The Company's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, finance companies, mortgage banking companies and mortgage brokers.

Lending Activities

     General. Historically, the Company's principal lending activity has been the origination of residential real estate loans for the purpose of constructing or financing one- to four-family residential properties. The Company also invests in commercial real estate loans, commercial business loans and construction loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                 At September 30,
                                                 ------------------------------------------------------------------------------
                                                             2000                      1999                    1998
                                                 ------------------------------------------------------------------------------
                                                      Amount      Percent       Amount      Percent      Amount     Percent
                                                 ------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Mortgage loans:
   One- to four-family (1)....................        $290,477      56.26%      $143,526      56.18%    $131,117      59.63%
   Multi-family...............................           2,499       0.48          1,909       0.75        1,290       0.59
   Commercial real estate.....................          63,863      12.37         46,198      18.08       33,779      15.36
   Construction...............................         135,626      26.27         41,141      16.10       33,747      15.35
                                                      --------     ------       --------     ------     --------     ------
       Total mortgage loans...................         492,465      95.38        232,774      91.11      199,933      90.93
                                                      --------     ------       --------     ------     --------     ------

Commercial business loans.....................          19,021       3.68         15,441       6.04       11,155       5.06

Consumer loans:
   Home equity and second mortgage............             988       0.20          1,454       0.57        2,122       0.97
   Lines of credit............................          26,714       5.17         12,943       5.07       11,538       5.25
   Automobile loans...........................           4,565       0.88          4,907       1.92        5,366       2.44
   Other......................................           9,212       1.78          4,220       1.65        3,815       1.73
                                                      --------     ------       --------     ------     --------     ------
      Total consumer loans....................          41,479       8.03         23,524       9.21       22,841      10.39
                                                      --------     ------       --------     ------     --------     ------
      Total loans.............................         552,965     107.09        271,739     106.36      233,929     106.38

Less:
   Undisbursed proceeds for loans in process..          29,278      (5.67)        13,316      (5.21)      11,886      (5.18)
   Unearned discounts.........................             732      (0.14)           317      (0.12)         273      (0.12)
   Allowance for loan losses..................          6 ,616      (1.28)         2,618      (1.03)       2,374      (1.08)
                                                      --------     ------       --------     ------     --------     ------
      Net loans receivable....................        $516,339     100.00%      $255,488     100.00%    $219,896     100.00%
                                                      ========     ======       ========     ======     ========     ======

                                                                At September 30,
                                                  --------------------------------------------
                                                           1997                   1996
                                                  --------------------------------------------
                                                    Amount     Percent      Amount     Percent
                                                  --------------------------------------------
                                                              (Dollars in thousands)
Mortgage loans:
   One- to four-family (1)....................     $118,279      66.16%    $ 91,186      64.78%
   Multi-family...............................        1,245       0.70        1,010       0.72
   Commercial real estate.....................       26,976      15.09       17,009      12.08
   Construction...............................       17,145       9.59       19,509      13.86
                                                   --------     ------     --------     ------
       Total mortgage loans...................      163,645      91.54      128,714      91.44
                                                   --------     ------     --------     ------

Commercial business loans.....................        7,182       4.02        5,529       3.93

Consumer loans:
   Home equity and second mortgage............        3,405       1.90        5,036       3.58
   Lines of credit............................        9,156       5.12        6,713       4.77
   Automobile loans...........................        3,540       1.98        2,677       1.90
   Other......................................        3,072       1.72        2,490       1.77
                                                   --------     ------     --------     ------
      Total consumer loans....................       19,173      10.72       16,916      12.02
                                                   --------     ------     --------     ------
      Total loans.............................      190,000     106.28      151,159     107.39

Less:
   Undisbursed proceeds for loans in process..        8,985      (5.03)       8,866      (6.30)
   Unearned discounts.........................          357         --           --         --
   Allowance for loan losses..................        1,886      (1.05)       1,535      (1.09)
                                                   --------     ------     --------     ------
      Net loans receivable....................     $178,772     100.00%    $140,758     100.00%
                                                   ========     ======     ========     ======

---------
(1) Includes construction loans converted to permanent loans and participation loans.

     One- to Four-Family and Multi-Family Mortgage Loans. The Company originates permanent conventional mortgage loans secured by one- to four-family residential properties with original loan-to-value ratios up to 95% of the appraised value or the purchase price of the property, whichever is less. The Company requires hazard insurance on the property securing the loan. All one- to four-family mortgage loans require a title examination or abstract of title. Title insurance is required on all fixed-rate mortgage loans so that they may be sold in the secondary market. One- to four-family mortgage loans are generally underwritten to conform to Federal Home Loan Mortgage Corporation guidelines. Loan to value ratios are limited to 80% but may be increased to 95%, provided that private mortgage insurance coverage is obtained for amounts over 80%.

     The Company offers both fixed-rate mortgages and adjustable rate mortgage loans with terms of 10 to 30 years. Borrower demand for adjustable rate mortgages versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees for fixed-rate mortgage loans and interest rates and loan fees for adjustable rate mortgages. Fixed-rate loans are originated for sale in the secondary market, though loans with terms of 10 to 15 years occasionally are retained in the Company's portfolio. The relative amount of fixed-rate and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in the prevailing competitive environment.

     The Company has purchased one- to four-family mortgage loans from a mortgage banking company located in Hilton Head Island, South Carolina, a mortgage banking company located in Greenville, South Carolina, and a mortgage banking company located in Columbia, S.C. During the year ended September 30, 2000, the Company purchased $28.3 million of one- to four-family mortgage loans. Substantially all of these purchases were from the Greenville mortgage company. In future periods, the Company expects that a substantial portion of purchased loan volume will come from that company, rather than the Hilton Head Island mortgage company, because of the increasing competition in the Hilton Head Island market.

     At September 30, 2000, the Company had $1.4 million of purchased loans secured by residential properties on Hilton Head Island, South Carolina, all of which were one-year adjustable rate mortgage loans. These loans were all purchased from the same mortgage company, located on Hilton Head Island. Prior to purchase, the Company reviews each loan for conformance to the Company's underwriting criteria. At September 30, 2000, the largest loan had an outstanding balance of $647,000. Although all such loans were performing according to their terms at September 30, 2000, they do possess certain risks due to the average size of such loans and the location of the properties outside the Company's primary market area.

     At September 30, 2000, the Company had $84.6 million of purchased one- to four-family mortgage loans secured by residential properties located primarily in Greenville, South Carolina. These loans were all purchased from the mortgage company in which a service corporation subsidiary of the Company has an equity investment. See "-- Subsidiary Activities." Prior to purchase, the Company reviews each loan for conformity with the Company's underwriting criteria. Subject to market conditions, the Company expects to continue to purchase additional such loans.

     The Company does not actively solicit multi-family loans but extends them as an accommodation to existing customers. At September 30, 2000, multi-family loans consisted of 8 loans, the largest of which had an outstanding balance of $2.2 million. All such loans are secured by properties located in the Company's primary market area. At September 30, 2000, all multi-family loans were performing according to their terms.

     Construction Loans. The Company intends to continue emphasizing and expanding construction lending. Such loans are primarily combined construction and permanent mortgage loans. The construction portion of the loan is for a period of up to 12 months on an interest only basis and at a maximum loan to value ratio of 95%. The permanent mortgage is made for up to 30 years. Construction-permanent loans are made at the same fixed- or adjustable-rates of interest that are offered for permanent residential mortgage loans made by the Company. The majority of construction loans are made against binding sales contracts for the home being built. The Company also originates speculative construction loans to a small number of residential builders in its primary market area well known to the Company. At September 30, 2000, $50.9 million, or 66.0%, of the Company construction loans were speculative construction loans.

     Construction lending generally is considered to involve a higher degree of credit risk than long-term financing of residential properties. The risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the development. If the borrower is unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan, the loan may become non-performing. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted with, at or prior to the maturity of the loan, a project with a value which is insufficient to assure full repayment. The ability of the developer or builder to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing and availability of comparable properties, and economic conditions.

     The Company's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Company considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower's equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. In addition, except for the purchased construction loans on Hilton Head Island, South Carolina, the majority of the construction loans granted by the Company are secured by property in the Company's primary market area. The Company reviews such purchased construction loans for conformity with the Company's underwriting criteria before purchase.

     Commercial Real Estate Loans.  The Company originates and purchases
commercial real estate loans.   Currently, the Company originates commercial
real estate loans only to select borrowers known to the Company and secured by properties in its primary market area and generally in amounts between $100,000 and $500,000. At September 30, 2000, the largest commercial real estate loan originated by the Company had an outstanding balance of $2.0 million and was secured by an industrial park. The loan was performing according to its terms at that date. At September 30, 2000, the largest purchased commercial real estate loan had an outstanding balance of $2.0 million and was secured by an office building located in Greenville, South Carolina. The loan was performing according to its terms at that date.

     Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project.
The Company's income property collateral is not concentrated in any one industry or area. Examples of the types of collateral securing the income property loans include office buildings and residential rental properties.
Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired.

     Commercial Business Loans. Commercial business loans generally include equipment loans with terms of up to five years and lines of credit secured by savings accounts and unsecured line of credit. Such loans are generally made in amounts up to $100,000 and carry adjustable rates of interest. The Company generally requires annual financial statements from its commercial business borrowers and personal guarantees if the borrower is a corporation. At September 30, 2000, the largest outstanding commercial business loan was a $4.0 million line of credit that was secured by assigned real estate mortgages. At September 30, 2000, there was an outstanding balance of $1.7 million on the line of credit.

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

     Consumer Loans. The Company originates a wide variety of consumer loans, which are made primarily on a secured basis to existing customers. Consumer loans include savings account loans, direct automobile loans, direct boat loans, renewable lines of credit and unsecured loans. These loans are made at both fixed- and variable-rates of interest, adjustable annually, and with varying terms depending on the type of loan. In addition, the Company offers unsecured consumer loans. Consumer loans totaled $41.5 million at September 30, 2000, or 8.0% of the Company's total loan portfolio.

     At September 30, 2000, the largest component of the consumer loan portfolio was lines of credit. At September 30, 2000, such loans totaled $26.7 million, or 5.2% of the total loan portfolio. At September 30, 2000, commitments to extend credit under lines of credit totaled $37.7 million.

     Home equity and second mortgage loans are generally for the improvement of residential properties. The majority of these loans are made to existing loan customers and are secured by a first or second mortgage on residential property. The Company actively solicits these types of loans by contacting their borrowing customers directly. The loan-to-value ratio on these properties is typically below 80%, including the first mortgage and home equity or second mortgage loan. Home equity and second mortgage loans are typically variable rate loans with a fixed payment that matures over 15 years. Rates adjust monthly; however, the payment remains constant over the loan term and any rate adjustment is reflected in an increase in the loan term. The interest rate is tied to the prime lending rate.

     Consumer lines of credit are generally secured by a second mortgage on residential property and are generally made to existing customers. Credit lines are generally 80% of the appraised value of the collateral property. Terms range from five to 15 years and the interest rate is generally tied to the prime lending rate.

     The Company views consumer lending as an important component of its business operations because consumer loans generally have shorter-terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Company believes that offering consumer loans helps to expand and create stronger ties to its customer base. The Company intends to continue emphasizing this type of lending.

     The Company employs strict underwriting standards for consumer loans.
These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Company underwrites and originates all of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.
In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

     Loan Maturity. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                                                   After 3     After 5
                                                       One Year     Years       Years
                                           Within      Through     Through     Through       Beyond
                                          One Year     3 Years     5 Years     10 Years     10 Years      Total
                                          ----------  ----------  ---------   ----------   ----------   ---------
                                                                       (In thousands)
Residential mortgage (1)...............    $  3,746     $10,280    $ 8,936      $22,068     $245,447     $290,477
Permanent Construction Loans...........        --          --         --           --         29,207       29,207
Commercial real estate.................      14,252      13,373     19,788        5,536       13,413       66,362
Commercial business....................      14,630       3,163        928          300           --       19,021
Construction...........................      71,358       5,783         --           --           --       77,141
Automobile.............................       1,788       2,182        576           19           --        4,565
Consumer lines of credit...............      26,714          --         --           --           --       26,714
Other..................................       9,051         858        236           55           --       10,200
                                           --------     -------    -------      -------     --------     --------
      Total loans......................    $141,539     $35,639    $30,464      $27,978     $288,067     $523,687
                                           ========     =======    =======      =======     ========     ========

----------
(1) Includes one- to four-family and multi-family loans.

   The following table sets forth the dollar amount of all loans due after September 30, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                                            Floating or
                                                Fixed        Adjustable
                                                Rates          Rates
                                              ---------    -------------
                                                    (In thousands)
Residential mortgage (1)..................     $189,205       $ 97,526
Permanent Construction Loans..............           --         29,207
Commercial real estate....................       40,094         12,016
Commercial business.......................        2,489          1,902
Construction..............................        3,932          1,851
Automobile................................        6,777             --
Consumer lines of credit..................           --             --
Other.....................................          706            443
                                               --------       --------
      Total loans.........................     $243,203       $142,945
                                               ========       ========

----------
(1) Includes one- to four-family and multi-family loans.

   Loan Soliciting and Processing. Loan originations come from a number of sources. The Company's customary sources of loans are from realtors, walk-in customers, referrals and existing customers. A formal business development program has been implemented where loan officers and sales personnel make regular sales calls on building contractors and realtors. The Company also uses three mortgage brokers to originate loans. All loans originated through these mortgage brokers are underwritten by the Company pursuant to the Company's underwriting guidelines.

   The Company's Loan Committee approves loan applications up to and including
$ 1,000,000. Loan applications in excess of $ 1,000,000 must be approved by the full Board of Directors.

   Loan Purchases and Sales and Servicing. The Company is an active purchaser of loans. The Company purchases one- to four-family, commercial real estate and construction loans from a mortgage company in which a service corporation subsidiary of Perpetual Bank has an equity investment and two additional
mortgage banking companies.   Furthermore, the Company purchases periodically
participation interests in permanent real estate loans and construction loans. Any participation interest purchased must meet the Company's own underwriting standards. The Company purchases loans from institutions in the State of South Carolina.

   The Company periodically sells one- to four-family mortgage loans to the Federal Home Loan Mortgage Corporation in order to comply with the regulations limiting the amount of loans to one borrower or to reduce the amount of fixed-rate loans in the Company 's portfolio. The Company generally sells all fixed-rate, 30-year residential mortgage loans.

   The Company participates in loan servicing activities both directly and indirectly. Direct servicing activities arise in connection with loans that the Company originates but sells with servicing rights retained. The Company generally receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan for which it retains servicing rights. At September 30, 2000, the Company was servicing loans for others aggregating $101.2 million. During the year ended September 30, 2000, the Company earned servicing fee income of $169,000.

   The Company participates indirectly in loan servicing activities through its equity investment, through a service corporation subsidiary, in a mortgage banking company (see "-- Subsidiary Activities") and through an investment in a limited partnership. At September 30, 2000, the mortgage banking company was servicing 1,051 loans for others aggregating $175.0 million.

   The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated. The merger was accounted for under the purchase method of accounting. Accordingly, loan activity for Heritage Federal is included for August and September 2000.

                                                              Years Ended September 30,
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------    ----------    ----------
                                                               (Dollars in thousands)
Total loans at beginning of period..................    $271,739      $219,896      $190,000
Loans acquired in merger............................     281,198            --            --
                                                        --------      --------      --------
Total loans, including loans acquired...............     552,937       219,896       190,000
                                                        --------      --------      --------
Loans originated:
   One- to four-family..............................      22,471        28,977        50,582
   Multi-family.....................................          --            --           119
   Commercial real estate...........................      21,665        16,367        12,604
   Construction loans...............................      12,601        14,548        17,140
   Commercial business..............................      11,625        16,846         7,481
   Consumer.........................................      20,325        16,789        20,134
                                                        --------      --------      --------
      Total loans originated........................      88,687        93,527       108,060
                                                        --------      --------      --------
Loans purchased:
   One- to four-family..............................      33,443        30,518        47,829
   Commercial real estate...........................          --           106         6,226
                                                        --------      --------      --------
      Total loans purchased.........................      33,443        30,624        54,055
                                                        --------      --------      --------
Loans exchanged for mortgage-backed securities......     (47,954)       30,624        54,055
                                                        --------      --------      --------
Loans sold:
   Total whole loans sold...........................          --        (7,477)      (33,684)
                                                        --------      --------      --------
      Total loans sold..............................          --        (7,477)      (33,684)
Mortgage loan principal repayments..................     (74,148)      (64,831)      (98,535)
   Net loan activity................................          28        51,843        29,896
                                                        --------      --------      --------
Total loans at end of period........................    $552,965      $271,739      $219,896
                                                        ========      ========      ========

     Equity Investment in Limited Partnership. In December 1996, Perpetual Bank purchased for approximately $5.0 million a 20.625% equity interest in a limited partnership that invests in mortgage servicing rights. Through this limited partnership, the Company invests in servicing rights tied to a national portfolio of residential mortgage loans. The value of the Company's investment in the limited partnership would be adversely affected by credit quality deterioration of the underlying mortgage loans. The value of the investment would also be adversely affected by a decrease in market interest rates. Under either circumstance, the Company may be required to revalue this investment, or even write-off the full value of the investment in a given period, which would have a material adverse effect on the Company. See Note 4 of Notes to Consolidated Financial Statements.

     Loan Commitments. The Company issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. The Company had outstanding loan commitments (including commitments to fund letters of credit) of approximately $102.8 million at September 30, 2000. See Note 19 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Company, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Company usually charges origination fees of 0.5% to 1.0% on one- to four-family residential real estate loans and 1.0% to 2.0% on long-term commercial real estate loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale.

     The Company offsets all loan origination fees against certain direct loan costs. The resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, unless prepayments of a large group of similar loans are probable and the timing and amount of prepayments can be reasonably estimated. The Company offsets commitment fees against related direct costs and the resulting net amount is recognized over the contractual life of the related loans as an adjustment of yield if the commitment is exercised. If the commitment expires unexercised, the fees collected are recognized as non-interest income upon expiration of the commitment.

     Delinquencies. The Company's collection procedures provide for a series of contacts with delinquent borrowers. After a delinquency of 15 days, a late charge is assessed. If the delinquency continues, efforts will be made to contact the delinquent borrower. The Company's collection procedures provide that when a loan is 30 days overdue, and again on the 45th day, the borrower will be contacted by mail and payment will be requested. If a loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings. In certain instances, however, the Board may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

     The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. During the periods shown, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                                                  At September 30,
                                                        ------------------------------------------------------------------
                                                           2000          1999          1998          1997          1996
                                                        ----------    ----------    ----------    ----------    ----------
                                                                               (Dollars in thousands)
Loans accounted for on a non-accrual basis:
   Mortgage.........................................       $11,914        $2,145       $  948        $  220        $ 190
   Consumer.........................................            63            86           21            --           --
   Commercial.......................................           354           126          206           183          126
                                                           -------        ------       ------        ------        -----
                                                            12,331         2,357        1,175           403          316
                                                           -------        ------       ------        ------        -----
Accruing loans which are contractually
   past due 90 days or more:
   Real estate:
      Residential...................................            --            --           --             6          467
   Consumer.........................................            --            --           --             8            2
   Commercial.......................................            --            --           --           465           10
                                                           -------        ------       ------        ------        -----
                                                                --            --           --           479          479
                                                           -------        ------       ------        ------        -----
Total of non-accrual and
   past due 90 days or more.........................        12,331         2,357        1,175           882          795
                                                           -------        ------       ------        ------        -----
Real estate owned, net..............................         1,092           230           89           163            3
                                                           -------        ------       ------        ------        -----
Total nonperforming assets..........................       $13,423        $2,587       $1,264        $1,045        $ 798
                                                           =======        ======       ======        ======        =====
Total loans delinquent 90 days
   or more to net loans.............................          2.39%         0.92%        0.53%         0.49%        0.56%
Total loans delinquent 90 days
   or more to total assets..........................          1.83%         0.63%        0.32%         0.34%        0.38%
Total nonperforming assets to
   total assets.....................................          2.00%         0.70%        0.35%         0.41%        0.38%


     At September 30, 2000, non-accrual mortgage loans consisted of 42 speculative residential construction loans with an aggregate outstanding balance of $5.3 million, 43 single-family residential mortgage loans with an aggregate outstanding balance of $5.1 million, and nine commercial real estate mortgage loans with an aggregate outstanding balance of $ 1.5 million. Non-accrual consumer loans consisted of 1 loan on deposit with an aggregate outstanding balance of $8,000, and five lines of credit loans with an aggregate outstanding balance of $55,000. Non-accrual commercial loans consisted of three equipment loans with a balance of $352,000 and one unsecured commercial loan with a balance of $2,000.

     The Company does not accrue interest on loans, including impaired loans under SFAS No. 114, for which management deems the collection of additional interest to be doubtful. If interest on these non-accrual loans had been accrued, interest income of approximately $677,000 would have been recorded for the year ended September 30, 2000.

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

     The aggregate amounts of the Company's classified assets and of the Company's general and specific loss allowances and charge-offs for the period then ended, were as follows:

                                           At or For the Year Ended September 30,
                                  --------------------------------------------------
                                      2000               1999               1998
                                  ------------       ------------       ------------
                                                   (In thousands)
Loss...........................      $ 2,257            $   30             $   56
Doubtful.......................           --                12                 50
Substandard assets.............       12,797             2,419              1,254
Special mention................        1,110                --                 --
                                     -------            ------             ------
                                     $16,164            $2,461             $1,360
                                     =======            ======             ======

General loss allowances........      $ 4,359            $2,588             $2,318
Specific loss allowances.......        2,257                30                 56
Net charge-offs................          761               237                119

     Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in- lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value of the property received. Subsequently, it is carried at the lower of its new cost basis or fair value, less estimated selling costs. The Company had $1.1 million of real estate owned at September 30, 2000, consisting of four single family homes, three speculative construction sites and one commercial real estate property.

     Allowance for Loan Losses. The Company's management evaluates the need to establish allowances against losses on loans each year based on estimated losses on specific loans when a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. At September 30, 2000, the Company had an allowance for loan losses of $6.6 million, or 1.20% of total loans. Based on past experience and future expectations, management believes that the allowance for loan losses is adequate at September 30, 2000.

     While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), the allowance is based on estimates which are subject to change based upon changes in the loan portfolio and economic conditions, among other things. Furthermore, there can be no assurance that the Company's regulators, in reviewing the Company's loan portfolio, will not request that the Company increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings based upon information available to the regulators at the time of their examination.

     The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                                            Year Ended September 30,
                                             -------------------------------------------------------------------------------
                                                 2000             1999             1998             1997            1996
                                             ------------      -----------      -----------      -----------      ----------
                                                                           (Dollars in thousands)
Allowance at beginning of period.........          $2,618           $2,374           $1,886           $1,535          $1,278
                                                   ------           ------           ------           ------          ------

Allowance acquired in merger.............           1,990               --               --               --              --
Provision for loan losses................           2,720              481              607              655             349

Recoveries:
   Residential mortgage..................              --               --               --                4               6
   Consumer..............................              38               23               20               24              17
   Commercial............................              11               15               35               --              --
                                                   ------           ------           ------           ------          ------
      Total recoveries...................              49               38               55               28              23
                                                   ------           ------           ------           ------          ------

Charge-offs:
    Residential mortgage.................              --               --               --                4              18
   Consumer..............................              93              131               83              100              97
   Commercial............................             668              144               91              228              --
                                                   ------           ------           ------           ------          ------
      Total charge-offs..................             761              275              174              332             115
                                                   ------           ------           ------           ------          ------
      Net charge-offs....................             712              237              119              304              92
                                                   ------           ------           ------           ------          ------
Allowance at end of period...............          $6,616           $2,618           $2,374           $1,886          $1,535
                                                   ======           ======           ======           ======          ======

Ratio of allowance to total loans
   outstanding at the end of the period..            1.20%            1.01%            1.07%            1.04%           1.08%

Ratio of net charge-offs to average
   loans outstanding during the period...            0.23%            0.10%            0.06%            0.18%           0.07%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated. The allowance for loan losses is available to absorb losses in all categories.

                                                                 At September 30,
                              -----------------------------------------------------------------------------------------------
                                                2000                                      1999
                              -----------------------------------------------------------------------------------------------
                                                 As a         Percent                      As a         Percent
                                                Percent         of                        Percent         of
                                                Of Out-      Loans in                     Of Out-      Loans in
                                               Standing      Category                    Standing      Category
                                               Loans in      to Total                    Loans in      to Total
                                 Amount        Category        Loans        Amount       Category        Loans      Amount
                              -----------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Real estate mortgage........      $1,958         0.67%           78%        $  976         0.52%           68%    $  851
Commercial real estate
   and commercial business..       4,244         5.12            15          1,085         1.76            23        953
Consumer....................         414         1.00%            7            557         2.37             9        570
                                  ------                        ---         ------                        ---     ------
      Total allowance for
       loan losses..........      $6,616         1.20%          100%        $2,618         1.01%          100%    $2,374
                                  ======                        ===         ======                        ===     ======



                                 ---------------------------------------------------------------------------------------------------
                                    1998                                  1997                                  1996
                                 ---------------------------------------------------------------------------------------------------
                                     As a       Percent                As a        Percent                  As a         Percent
                                    Percent        of                Percent         of                    Percent         of
                                    Of Out-     Loans in              Of Out-      Loans in                 Of Out-      Loans in
                                   Standing     Category             Standing      Category                Standing      Category
                                   Loans in     to Total             Loans in      to Total                Loans in      to Total
                                   Category       Loans    Amount    Category        Loans    Amount       Category       Loans
                                 ---------------------------------------------------------------------------------------------------
Real estate mortgage.........        0.50%        70%     $  766       0.60%          70%    $  726         0.71%           72%
Commercial real estate               2.12         20         737       2.16           19        465         2.06            16
   and commercial business...
Consumer.....................        2.50         10         383       2.00           11        344         2.03            12
                                                  ---      ------                     ---     ------                        ---
      Total allowance for
       loan losses...........        1.07%       100%     $1,886       1.04%         100%    $1,535         1.08%          100%
                                                 ====      ======                     ===     ======                        ===


Investment Activities

     The Company has made significant investments in mortgage-backed securities, including collateralized mortgage obligations. The Company had mortgage-backed securities with an amortized cost of $73.0 million and a market value of $72.7 million at September 30, 2000, all of which were invested in U.S. Government agency securities and investment grade securities.

     At September 30, 2000, the Company had invested $16.1 million in collateralized mortgage obligations ($ 7.1 million in U.S. Government agency issues and $ 9.0 million in investment grade private issues) with an average estimated life varying from seven months to 30 years and an average yield of 7.73%. At September 30, 2000, collateralized mortgage obligations consisted of Fannie Mae, Ginnie Mae and Freddie Mac issues, as well as investment grade private issues. Collateralized mortgage obligations may be used as collateral for borrowings and, through repayments, as a source of liquidity. Management considers collateralized mortgage obligations to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the qualified thrift lender test. See "Regulation and Supervision -- Federal Savings Institution Regulation -- Qualified Thrift Lender Test." At September 30, 2000, the collateralized mortgage obligation portfolio consisted of various tranches but no residuals.
In recent years, the Company has used the proceeds from the paydown of collateralized mortgage obligations to invest in one- to four-family and other types of lending, and expects to continue to do so in the future, subject to market conditions.

     Collateralized mortgage obligations are subject to repayment by the mortgagors of the underlying collateral at any time. Such prepayment may subject the Company's collateralized mortgage obligations to yield and price volatility. To assess this volatility, the Office of Thrift Supervision requires the Company to test annually its collateralized mortgage obligations to determine whether they are high-risk or non-high-risk securities. The policy established a three-part risk measurement test for fixed-rate and a one-part test for floating-rate collateralized mortgage obligations and other mortgage derivative securities. Securities failing any one of the tests are deemed to be high-risk securities. The Office of Thrift Supervision may require an institution to dispose of one or all of the collateralized mortgage obligations failing such tests. At September 30, 2000, all of the Company's collateralized mortgage obligations met the criteria established by the policy designated as non-high-risk securities for continuing classification as suitable investments. However, changes in interest rates may cause one or more of the Company's collateralized mortgage obligations to fail a stress test. The Office of Thrift Supervision may then require the Company to dispose of the collateralized mortgage obligations failing the test.

     Changes in the level of interest rates can have an adverse effect on the mortgage-backed securities and collateralized mortgage obligation portfolio, thereby exposing the Company to repayment risk and reinvestment risk.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                               At September 30,
                                                ------------------------------------------------------------------------------
                                                          2000                       1999                       1998
                                                ------------------------   ------------------------   ------------------------
                                                               Percent                    Percent                    Percent
                                                 Amortized       of         Amortized       of         Amortized       of
                                                 Cost (1)     Portfolio      Cost (1)    Portfolio     Cost (1)     Portfolio
                                                -----------  -----------   -----------  -----------   -----------  -----------
                                                                            (Dollars in thousands)
U.S. agency securities........................    $ 5,000         6%         $ 8,158        11%         $ 5,706         6%
Certificates of deposit.......................         --        --               --        --               --        --
U.S. Treasury securities......................      1,003         1            1,009         1              500         1
Equity mutual fund............................         --        --            1,043         1              994         1
Common stock - savings and loans..............      1,127         1              150        --            1,733         2
Municipal bonds...............................         --        --            3,290         4            6,129         6
Bank preferred stock..........................         --        --               --        --            3,152         3
Trust preferred bonds.........................      4,002         5            4,023         5            5,028         5
Mortgage-backed securities
   and collateralized mortgage obligations....     73,048        87           60,028        78           73,719        76
                                                  -------       ---          -------       ---          -------       ---
      Total...................................    $84,180       100%         $77,701       100%         $96,961       100%
                                                  =======       ===          =======       ===          =======       ===

-----------
(1) The market value of the Company's investment portfolio amounted to $ 87.3 million, $74.6 million and $97.2 million at September 30, 2000, 1999 and 1998, respectively.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Company's investment securities portfolio at September 30, 2000.

                                                                    One to                Five to
                                              Less Than              Five                   Ten                 Over Ten
                                               One Year              Years                 Years                  Years
                                         ------------------    ------------------    ------------------    ------------------
                                          Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield
                                         --------   -------    --------   -------    --------   -------    --------   -------
                                                                         (Dollars in thousands)

U.S. agency securities................    $   --        --%      $ --        --%      $5,000      7.55%     $    --      --%
U.S. Treasury securities..............     1,003      6.38         --        --           --        --           --      --
Common stock - savings and loans......        --        --         --        --           --        --        1,127      --
Trust preferred stock.................        --        --         --        --           --        --        4,002    9.20
Mortgage-backed securities
   and collateralized mortgage
   obligations........................       134      7.53        118      9.69%          --        --       72,796    7.57%
                                          ------                 ----                 ------                -------
      Total...........................    $1,137      6.52       $118      9.69%      $5,000      7.55%     $77,925    7.54%
                                          ======                 ====                 ======                =======

     The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities) which had an aggregate amortized cost in excess of 10% of the Company's stockholders' equity at the dates indicated.

                                                                      At September 30,
                                           ----------------------------------------------------------------------
                                                    2000                    1999                    1998
                                           ----------------------  ----------------------  ----------------------
                                            Carrying    Market      Carrying     Market     Carrying     Market
                                             Value       Value        Value       Value       Value       Value
                                           ----------  ----------  ----------  ----------  ----------  ----------
                                                                      (In thousands)
RTC mortgage-backed securities...........    $    --     $    --     $   340     $   333     $   795     $   795
Collateralized mortgage obligations......     16,616      16,082      21,657      21,243      41,098      41,047
                                             -------     -------     -------     -------     -------     -------
      Total..............................    $16,616     $16,082     $21,997     $21,576     $41,893     $41,842
                                             =======     =======     =======     =======     =======     =======


Deposit Activities and Other Sources of Funds

     General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. The Company also has access to advances from the Federal Home Loan Bank-Atlanta. These advances can be used on a short-term basis to compensate for reductions in the availability of funds from other sources or they may be used on a longer-term basis for general business purposes. The Company has also on occasion utilized repurchase agreements.

     Deposit Accounts. Local deposits are and traditionally have been the primary source of the Company's funds for use in lending and other general business purposes. The Company offers a number of deposit accounts, including passbook, individual retirement accounts, money market deposits and certificate accounts currently ranging in maturity from three months to five years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. From time to time, the Company offers premiums to attract deposits. The Company is a member of an automated teller machine network, which is available to the Company's checking account depositors.


     Since early 1995, the Company has increased its core deposit base by aggressively promoting checking accounts. At September 30, 2000, checking account balances totaled $59.7 million.

     At September 30, 2000, certificate of deposits scheduled to mature within one year totaled $285.5 million. Although no assurances can be given, based on past experience, the Company believes that a substantial portion of these certificates of deposit will be renewed.

     At September 30, 2000, the Company had no brokered deposits.

     The following table sets forth information concerning the Company's deposits at September 30, 2000.

                                                                                                         Percentage
Interest                                                                         Minimum                  of Total
  Rate          Term                           Category                           Amount     Balance      Deposits
--------   ----------------   -----------------------------------------------   ---------   ---------   ------------
                                                                                       (Dollars in thousands)
 1.82%     None               Negotiable order of withdrawal ("NOW") accounts    $  100     $ 44,781         9.91%
  --       None               Noninterest bearing accounts                          100       14,930         3.31
 3.23      None               Savings accounts                                      100       50,314        11.13
                              Certificates of Deposit
 5.85      Within 6 months    Fixed-terms, fixed rate                             1,000      179,686        39.76
 6.18      7-12 months        Fixed-term, fixed rate                              1,000      105,835        23.42
 6.09      13-36 months       Fixed-term, fixed rate                              1,000       54,414        12.04
 5.63      37-120 months      Fixed-term, fixed rate                              1,000     $  1,953         0.43
                                                                                 ------     --------       ------
                                                                                            $451,913       100.00%
                                                                                            ========       ======

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2000. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.

                                                                Certificates
Maturity Period                                                  of Deposit
-----------------                                             ----------------
                                                               (In thousands)
Three months or less......................................        $22,133
Over three months through six months......................         25,341
Over six months through twelve months.....................         29,131
Over twelve months........................................         15,920
                                                                  -------
      Total...............................................        $92,525
                                                                  =======

     Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by the Company at the dates indicated.

                                                                   At September 30,
                            ----------------------------------------------------------------------------------------------
                                         2000                            1999                           1998
                            ------------------------------  ------------------------------  ------------------------------
                                       Percent   Increase              Percent   Increase              Percent   Increase
                             Amount   of Total  (Decrease)   Amount   of Total  (Decrease)   Amount   of Total  (Decrease)
                            --------  --------  ----------  --------  --------  ----------  --------  --------  ----------
                                                                 (Dollars in thousands)
Non-interest-bearing......  $ 14,930    3.31%   $   (799)   $ 15,729     7.11%  $    531    $ 15,198     7.31%   $  3,386
NOW checking..............    44,781    9.91       1,525      43,256    19.55      7,460      35,796    17.23       9,800
Regular savings accounts..    50,314   11.13      23,927      26,387    11.93      1,183      25,204    12.13         844

Fixed-rate certificates
    which mature in the
   year ending (1)(2):
   Within 1 year..........   285,521   63.18     167,798     117,723    53.21     20,857      96,866    46.62     (18,785)
   After 1 year, but
      within 2 years......    49,187   10.88      34,162      15,025     6.79    (17,641)     32,666    15.72      15,667
   After 2 years, but
      within 5 years......     7,180    1.59       4,042       3,138     1.41      1,077       2,061     0.99      (4,123)
                            --------  ------    --------    --------   ------   --------    --------   ------    --------
        Total.............  $451,913  100.00%   $230,655    $221,258   100.00%  $ 13,467    $207,791   100.00%   $  6,789
                            ========  ======    ========    ========   ======   ========    ========   ======    ========

_______________________________
(1) At September 30, 2000, 1999 and 1998, jumbo certificates amounted to $92.5 million, $20.2 million, and $17.4 million, respectively.
(2) IRA accounts included in certificate balances are $55.4 million, $20.9 million, and $19.7 million at September 30, 2000, 1999 and 1998, respectively.

     Time Deposits by Rates and Maturities. The following table sets forth the time deposits in the Company classified by rates at the dates indicated.

                                                    At September 30,
                                         ------------------------------------
                                            2000         1999         1998
                                         ----------   ----------   ----------
                                                    (In thousands)
Below 3.00%..........................     $    701     $    159     $    165
3.00 - 5.00%.........................       45,846       58,368        1,392
5.01 - 7.00%.........................      266,704       77,022      129,629
7.01 - 9.00%.........................       28,637          337          407
                                          --------     --------     --------
      Total..........................     $341,888     $135,886     $131,593
                                          ========     ========     ========

     The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                             Amount Due
                      ------------------------------------------------------------------                 Percent
                                                  Over Two     Over Three     Over Five                  of Total
                       Less Than      One to      to Three      to Five        to Ten                   Certificate
                        One Year    Two Years       Years        Years         Years         Total       Accounts
                      ----------   -----------   ----------   ------------   -----------   ---------   -------------
                                                        (Dollars in thousands)
2.50 - 5.00%.......    $ 42,407      $ 2,984       $  992        $  163        $   --       $ 46,546       13.61%
5.01 - 7.00%.......     225,891       35,167        3,857         1,790            --        266,705       78.01
7.01 - 9.00%.......      17,223       11,036          378            --            --         28,637        8.38
                       --------      -------       ------        ------        ------       --------      ------
      Total........    $285,521      $49,187       $5,227        $1,953        $   --       $341,888      100.00%
                       ========      =======       ======        ======        ======       ========      ======

     Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated.

                                                              Years Ended September 30,
                                                        ------------------------------------
                                                           2000         1999         1998
                                                        ----------   ----------   ----------
                                                                   (In thousands)
Beginning balance....................................    $221,258     $207,791     $201,002
Savings deposits acquired in merger..................     209,121           --           --
                                                         --------     --------     --------
Total savings including savings acquired.............     430,379      207,791      201,002
                                                         --------     --------     --------
Net increase (decrease) before interest credited.....       9,668        4,746       (1,223)
Interest credited....................................      11,866        8,721        8,012
                                                         --------     --------     --------
     Net increase in savings deposits................      21,534       13,467        6,789
                                                         --------     --------     --------
Ending balance.......................................    $451,913     $221,258     $207,791
                                                         ========     ========     ========

Borrowings

     Historically, the Company has relied on repurchase agreements as a source of borrowings to finance the purchase of investment securities. Funding for lending activities has been provided from deposits and borrowings from the Federal Home Loan Bank-Atlanta. Under repurchase agreements, the Company "sells" securities (generally U.S. Treasury securities and federal agency obligations and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. Repurchase agreements are subject to renewal, and are deemed to be borrowings collateralized by the securities sold. The Company had $20.4 million of repurchase agreements outstanding at September 30, 2000.

     The Company has issued retail and commercial repurchase agreements and would consider issuing them again in the future in an appropriate interest rate environment. Under commercial repurchase agreements, the Company sells the investment security to broker dealers who may then loan the security to other parties in the normal course of operations. Commercial repurchase agreements generally mature within 90 days from the date of the transaction.

     Advances from the Federal Home Loan Bank are typically secured by the Company's first mortgage loans. At September 30, 2000, the Company was eligible to borrow up to $182.7 million from the Federal Home Loan Bank-Atlanta. The Company had Federal Home Loan Bank advances of $98.5 million outstanding at September 30, 2000. See Note 10 of Notes to Consolidated Financial Statements.

     The Federal Home Loan Bank functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As members, Perpetual Bank and Heritage Federal are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

     The following table sets forth certain information regarding borrowings by the Company at the end of and during the periods indicated:

                                                              At September 30,
                                                        ---------------------------
                                                          2000      1999      1998
                                                        -------   -------   -------
Weighted average rate paid on:
   Federal Home Loan Bank-Atlanta advances............   6.21%     5.21%     5.03%
   Securities sold under agreements to repurchase.....   6.65      5.54      5.54

                                                                   Years Ended September 30,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                                     (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
   Securities sold under agreements to repurchase...........   $ 45,501      $20,366      $20,185
   Federal Home Loan Bank-Atlanta advances..................    148,322       78,000       61,784

Approximate average borrowings outstanding with respect to:
   Securities sold under agreements to repurchase...........     20,975       20,245       17,912
   Federal Home Loan Bank-Atlanta advances..................     84,374       65,975       40,241

Approximate weighted average rate paid on:
   Securities sold under agreements to repurchase...........       6.11%        5.04%        5.61%
   Federal Home Loan Bank-Atlanta advances..................       6.37%        5.61%        5.54%


Subsidiary Activities

     The Company has two wholly owned subsidiaries, Perpetual Bank and Heritage Federal. Perpetual Bank had an ownership interest in three service corporations at September 30, 2000. Under Office of Thrift Supervision regulations, the Banks are authorized to invest up to 3% of its assets in service corporations, with amounts in excess of 2% only if used primarily for community purposes. At September 30, 2000, Perpetual Bank's net investment of approximately $2.9 million in its service corporations did not exceed this investment authority.

     Perpetual Bank has three service corporations: United Service Corporation of Anderson, Inc. ("United Service"), United Investments Services, Inc. ("United Investments") and Mortgage First Service Corporation ("Mortgage First").

     United Service is a wholly-owned subsidiary of Perpetual Bank. At September 30, 2000, United Service had assets of $2.3 million. United Service is involved in the following residential and commercial real estate development projects:

     Perpetual Square. A 33-acre commercial development in Anderson County purchased in January 1996 for a purchase price of $970,000. The purchase price and infrastructure improvement costs (i.e., installation of roads, utilities, etc.) were financed by a loan from Perpetual Bank that had an outstanding balance of $48,000 at September 30, 2000. As of September 30, 2000, approximately 20 acres have been sold and Perpetual Bank had no outstanding loans to purchasers. In October 1997, Perpetual Bank established a branch office at this location. See "-- Properties." At September 30, 2000, Perpetual Bank's net investment in this project was approximately $598,000.

     The Meadows Development. A 99-acre residential subdivision consisting of approximately 108 lots located in Anderson County purchased in October 1996 for a purchase price of $600,000. The purchase price and infrastructure improvement costs were financed by a loan from Perpetual Bank that had an outstanding balance of $1.0 million at September 30, 2000. Perpetual Bank has entered into a contractual agreement with the local office of a national realtor to market the subdivision lots, and marketing began in September 1997. The realtor has no investment in the project. As of September 30, 2000, 60 lots were sold and Perpetual Bank had outstanding loans to purchasers totaling $120,000. At September 30, 2000, Perpetual Bank's net investment in this project was approximately $1.2 million.

     Ashton Place Subdivision. A 24-acre multi-family housing development consisting of 44 lots located in Anderson County purchased in January 1996 for a purchase price of $164,000. The purchase price and infrastructure improvement costs were financed by a loan from Perpetual Bank that had been paid off as of September 30, 2000. The lots are being developed in four phases of 11 lots each. As of September 30, 2000, 40 lots have been sold and 4 lots remain unsold in phase IV. At September 30, 2000, Perpetual Bank had loans outstanding to purchasers totaling $801,000. At September 30, 2000, Perpetual Bank's net investment in this project was approximately $68,000.

     North Park. A 57-acre industrial park located in Anderson County purchased in June 1996 at a purchase price of $248,000. The purchase price and infrastructure improvement costs were financed by a loan from Perpetual Bank that had an outstanding balance of $46,000 as of September 30, 2000. As of September 30, 2000, 28 acres had been sold and Perpetual Bank had outstanding loans to purchasers totaling $352,000, all of which were permanent mortgage loans. At September 30, 2000, Perpetual Bank's net investment in this project was approximately $318,000.

     United Investments, a wholly-owned subsidiary of United Service, offers full service brokerage services. On a consolidated basis United Service and United Investments had net loss of $48,000 for the year ended September 30, 2000.

     Mortgage First is a wholly-owned subsidiary of Perpetual Bank. In August 1996, Mortgage First made a $400,000 equity investment in a start-up regional mortgage banking company known as "First Trust Mortgage Corporation of the South" ("First Trust"), with offices in Rock Hill, Columbia, Clemson and Greenville, South Carolina. During the year ended September 30, 2000, First Trust closed 793 loans totaling $120.1 million.

     Perpetual Bank has purchased loans from First Trust in recent periods. See "-- Lending Activities -- Loan Purchases and Sales and Servicing." All loans are purchased from First Trust subject to Perpetual Bank's underwriting standards. Perpetual Bank intends to purchase at least $1.5 million of loans from First Trust monthly. At September 30, 2000, Perpetual Bank's financial commitment to First Trust and its maximum exposure to share in any losses incurred by First Trust were limited solely to the amount of its equity investment of $552,000 through Mortgage First. Perpetual Bank, either directly or through Mortgage First, may undertake future additional financial commitments that would increase its loss exposure to First Trust's operations; however, there are no such agreements, plans or understandings at present. Perpetual Bank recorded a loss of approximately $30,000 related to First Trust's operations for the year ended

September 30, 2000. Robert W. Orr, President and Chief Executive Officer of the Company and Perpetual Bank, and Barry C. Visioli, Senior Vice President of the Company and Perpetual Bank, are directors of First Trust.

     Heritage Federal does not have any subsidiaries.

Personnel

     As of September 30, 2000, the Company had 158 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, SouthBanc Shares is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Banks are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Banks are members of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. They must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Banks' safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on SouthBanc Shares, Perpetual Bank and Heritage Federal and their operations. Certain of the regulatory requirements applicable to the Banks and to SouthBanc Shares are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Banks and SouthBanc Shares.

Holding Company Regulation

     SouthBanc Shares is a multiple savings and loan holding company within the meaning of federal law. As a multiple savings and loan holding company, SouthBanc Shares is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of SouthBanc Shares and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Banks must notify the Office of Thrift Supervision 30 days before declaring any dividend to SouthBanc Shares. In addition, the financial impact of a holding company on its subsidiary institutions is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. The Office of Thrift Supervision has recently proposed to require certain savings and loan holding companies to notify the Office of Thrift Supervision before engaging in or committing to engage in a limited set of debt transactions, transactions that reduce capital, some asset acquisitions, and other transactions. The proposal would generally exclude holding companies whose subsidiary savings associations' assets represent a small percent of consolidated assets and holding companies that would have consolidated tangible capital of ten percent or greater following the transaction.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2000, the Banks met each of their capital requirements.

     The following table presents Perpetual Bank's regulatory capital position at September 30, 2000.

                                                                              Capital
                                                         Excess        -----------------------
                           Actual       Required      (Deficiency)      Actual       Required
                          Capital       Capital          Amount         Percent      Percent
                        ----------    -----------    --------------    ---------    ----------
                                               (Dollars in thousands)
Tangible.............     $34,098       $ 5,567          $28,531          9.2%         1.50%
Core (Leverage)......      34,098        14,847           19,251          9.2          4.00
Risk-based...........      36,781        20,260           16,521         14.5          8.00

     The following table presents Heritage Federal's regulatory capital position at September 30, 2000.

                                                                              Capital
                                                         Excess        -----------------------
                           Actual       Required      (Deficiency)      Actual       Required
                          Capital       Capital          Amount         Percent      Percent
                        ----------    -----------    --------------    ---------    ----------
                                               (Dollars in thousands)
Tangible.............     $32,419       $ 4,302          $28,117          11.3%        1.50%
Core (Leverage)......      32,419        11,472           20,947          11.3         4.00
Risk-based...........      36,442        14,934           21,508          19.5         8.00

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts.   The Banks are members of the Savings
Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.
An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, FICO payments for Savings Association Insurance Fund members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. By law, there was equal sharing of FICO payments between Savings Association Insurance Fund and Bank Insurance Fund members as of January 1, 2000.

     The Banks were not required to pay any premiums for fiscal 2000. Payments toward the FICO bonds amounted to $18,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, Perpetual Banks' and Heritage Federal's limit on loans to one borrower were $5.4 and $5.2 million respectively and Perpetual Banks' and Heritage Federal's largest aggregate outstanding balances of loans to one borrower were $2.7 million and $3.7 million respectively.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, Perpetual Bank's and Heritage Federal's maintained 89.6% and 97.8% of their portfolio assets in qualified thrift investments, respectively, and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the Office of Thrift Supervision that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the Office of Thrift Supervision, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.
Effective April 1, 1999, the Office of Thrift Supervision's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Banks, they are subsidiaries of a holding company. In the event the Banks' capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Banks' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Banks are required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Perpetual Bank's and Heritage Federal's liquidity ratio for September 30, 2000 were 14.21%, and 14.28%, respectively, which exceeded the applicable requirements. The Banks have never been subject to monetary penalties for failure to meet their liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Banks' latest quarterly thrift financial report. The assessments paid by Perpetual Bank and Heritage Federal for the fiscal year ended September 30, 2000 totaled $73,000 and 64,000, respectively.

     Transactions with Related Parties. The Banks' authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including SouthBanc Shares and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Banks' authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Banks may make to insiders based, in part, on the Banks' capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or even $1.2 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

     The Banks are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Banks are as members of the Federal Home Loan Bank, required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Perpetual Bank and Heritage Federal were in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2000 of $4.5 million and $3.0 million, respectively.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Banks' net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank memberships.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At September 30, 2000, the Banks complied with the foregoing requirements.

Community Reinvestment Act

     Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Perpetual Bank's and Heritage Federal's latest Community Reinvestment Act rating, received from the Office of Thrift Supervision, were both satisfactory.

     TAXATION

Federal Taxation

     General. The Company and the Banks report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Banks' reserves for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or the Company. For additional information regarding income taxes, see
Note  12 of Notes to Consolidated Financial Statements.

     Bad Debt Reserve. Historically, savings institutions such as the Banks, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Banks' deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Banks' actual loss experience, or a percentage equal to 8% of the Banks' taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Banks' loss experience, the Banks generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Banks' bad debt deductions must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Banks are "large" banks (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six-year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Banks make "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Banks' loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Banks' taxable income. Nondividend distributions include distributions in excess of the Banks' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Banks' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Banks' bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Banks make a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation and Supervision" for limits on the payment of dividends by the Banks. The Banks do not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the alternative minimum taxable income. In addition, only 90% of alternative minimum taxable income can be offset by net operating loss carryovers. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its alternative minimum taxable income (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of alternative minimum taxable income (with certain modification) over $2.0 million is imposed on corporations, including the Company, whether or not an alternative minimum tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Banks as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Banks will not file a consolidated tax return, except that if the Company or the Banks own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

     Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Audits

     The Company's and Perpetual Bank's Federal income tax returns were audited through 1999 in March 2000. There have not been any audits of the Company's state income tax returns during the past five years. There have not been any Internal Revenue Service audits of Heritage Federal's Federal income tax returns or audits of Heritage Federal's state income tax returns during the past five years.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables sets forth certain information regarding the executive officers of the Company, Perpetual Bank and Heritage Federal. The officers of SouthBanc Shares, Perpetual Bank and Heritage Federal are elected annually by their respective boards of directors. Each officer holds office until his successor is duly elected and qualified or until his death or until he resigns or is removed.

Executive Officers of SouthBanc Shares

Name                       Age(1)     Position
----                       ------     ---------

J. Edward Wells               61       Chairman of the Board
Robert W. "Lujack" Orr        53       President, Chief Executive Officer and a Director
Thomas C. Hall                53       Senior Vice President, Treasurer and Chief Financial Officer
Barry C. Visioli              52       Senior Vice President
Sylvia B. Reed                60       Corporate Secretary

----------
(1) As of September 30, 2000

Executive Officers of Perpetual Bank


Name                       Age(1)     Position
----                       ------     ---------
Robert W. "Lujack" Orr      53        President and Chief Executive Officer
Thomas C. Hall              53        Senior Vice President and Treasurer
Barry C. Visioli            52        Senior Vice President
Sylvia B. Reed              60        Corporate Secretary

----------
(1) As of September 30, 2000.

Executive Officers of Heritage Federal


Name                       Age(1)     Position
----                       ------     ---------
J. Edward Wells             61        President and Chief Executive Officer
William B. Ferguson         43        Senior Vice President
James H. Wasson, Jr.        56        Vice President and Secretary

-------
(1) As of September 30, 2000

    J. Edward Wells has served as Chairman of the Board since 2000 and is the President and Chief Executive Officer of Heritage Federal, positions he has held since 1972. Until the Company's merger with Heritage Bancorp in 2000, Mr. Wells served as Director, President and Chief Executive Officer of Heritage Bancorp. Mr. Wells also serves as Director of Perpetual Bank and Heritage Federal.

    Robert W. "Lujack" Orr has been affiliated with Perpetual Bank since 1974. He became President of Perpetual Bank in 1991 and has served as President and Chief Executive Officer of the Company (and its predecessor, SouthBanc Shares,
MHC) since 1991. Mr. Orr is also a Director of Perpetual Bank and Heritage Federal. Age 53. Director since 1989.

    Thomas C. Hall has been employed by Perpetual Bank since 1975 and currently serves as Senior Vice President, Treasurer and Chief Financial Officer of the Company and Perpetual Bank responsible for areas of accounting, investments, data processing and deposits.

    Barry C. Visioli has been affiliated with Perpetual Bank since 1973. Mr. Visioli serves as Senior Vice President of the Company and Perpetual Bank and is responsible for Lending Operations. Mr. Visioli is a director of First Trust, the mortgage banking company in which a service corporation subsidiary of the Company has an equity investment.

    William B. Ferguson is Senior Vice President of Heritage Federal, a position he has held since June, 2000.

    Sylvia B. Reed joined Perpetual Bank in 1986 and currently serves as Corporate Secretary of the Company and Perpetual Bank.

    James H. Wasson, Jr. is Secretary and Vice President of Heritage Federal responsible for mortgage lending, positions he has held since 1977. Mr. Wasson has been employed by Heritage Federal since 1968.

Item 2.  Properties
-------------------

    The following table sets forth certain information relating to the Company's offices as of September 30, 2000. All offices are owned by the Company except as noted in the table.

                                                                                                          Lease
                                      Year                 Owned               Square                   Expiration
Location                             Opened              or Leased            Footage                      Date
---------                         -----------        -----------------     --------------     ----------------------------
Perpetual Bank Main Office:

907 N. Main Street
Anderson, South Carolina                 1979               Owned                  50,000                        --

Perpetual Bank Branch Offices:

104 Whitehall Road                       1975          Building owned               2,000       December 31, 2004, with
Anderson, South Carolina                                 Land leased                            two renewal options for
                                                                                                ten years each


2821 South Main Street                   1976          Building owned               2,500       April 30, 2005, with four
Anderson South Carolina                                  Land leased                            renewal options for five
                                                                                                years each


Perpetual Square                         1997               Owned                   2,700                        --
SC Highway 81
Anderson, South Carolina

Northtowne                               1994               Owned                   2,800                        --
3898 Liberty Highway
Anderson, South Carolina

1007 By-Pass 123                         1996               Owned                   2,900                        --
Seneca, South Carolina

Heritage Federal Bank Main Office:

201 West Main Street
Laurens, SC  29360                       1995(1)            Owned                  24,500                        --

                                                                                                          Lease
                                      Year                 Owned               Square                   Expiration
Location                             Opened              or Leased            Footage                      Date
---------                         -----------        -----------------     --------------     ----------------------------

Heritage Federal Bank Branch
 Offices:

Belton
208 Anderson Street                  1962                 Owned                   1,800                          --
Belton, SC  29627

Ware Shoals                          1968                 Owned                   1,444                          --
81 North Greenwood Avenue
Ware Shoals, SC  29692

Simpsonville                         1977                 Owned                   3,668                          --
514 North Main Street
Simpsonville, SC  29681

-----------
(1) Perpetual Bank occupied a smaller facility at the same location from 1955 to 1995.

     The Company has an in-house computer system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On July 18, 2000, the Company held a special meeting of stockholders to approve and adopt the Agreement and Plan of Merger, dated as of February 14, 2000, by and between the Company and Heritage Bancorp pursuant to which, Heritage Bancorp merged with and into the Company effective July 31, 2000. The number of votes cast at the meeting was:

       FOR       AGAINST      ABSTAIN         NON-VOTE
       ---       -------      -------         --------

    1,806,491    101,896       6,261          1,025,792



                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The information contained under the section captioned "Market for Common Stock and Dividend Information" in the 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the section captioned "Selected Financial Information" in the 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management" in the 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   (a)  Financial Statements
        Independent Auditors' Report*
        Consolidated Statements of Financial Condition as of September 30,
           2000 and 1999
        Consolidated Statements of Income for the Years Ended  September 30,
           2000, 1999 and 1998
        Consolidated Statements of Stockholders' Equity for the Years Ended
           September 30, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the Years Ended September 30,
          2000, 1999 and 1998
        Notes to the Consolidated Financial Statements*

     * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.


                                    PART III

Item 10.  Directors, Executive Officers of the Registrant
---------------------------------------------------------

     The information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Election of Directors" and from "Part 1 - Business - Executive Officers" of the Registrant's Form 10-K.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners

       Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

  (b)  Security Ownership of Management

       The information required by this item is incorporated herein by reference to the sections captioned "Stock Ownership" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

  (c)  Changes in Control

       The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

  (a)  Exhibits

       2.1 Agreement and Plan of Merger, dated as of February 14, 2000, by and between SouthBanc Shares, Inc. and Heritage Bancorp, Inc. (incorporated by reference to SouthBanc Shares current Report on Form 8-K (File No. 000-23751) filed on February 22, 2000).

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

      10.1 Employment Agreement between SouthBanc Shares, Inc. and Robert W. Orr (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

      10.2 Employment Agreement between SouthBanc Shares, Inc. and Thomas C. Hall (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

      10.3 Employment Agreement between SouthBanc Shares, Inc. and Barry C. Visioli (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

      10.4 Employment Agreement between Perpetual Bank, A Federal Savings Bank and Robert W. Orr (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

      10.5 Employment Agreement between Perpetual Bank, A Federal Savings Bank and Thomas C. Hall (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

       10.6 Employment Agreement between Perpetual Bank, A Federal Savings Bank and Barry C. Visioli (incorporated by reference to
              Exhibit 10.6 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

       10.7 1998 Stock Option Plan (incorporated by reference to the Company's Annual Meeting Proxy Statement dated December 18, 1998)

       10.8 1998 Management Development and Recognition Plan (incorporated by reference to the Company's Annual Meeting Proxy Statement dated December 18, 1998)

       10.9 Supplemental Executive Retirement Agreement with Robert W. Orr (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

       10.10 Supplemental Executive Retirement Agreement with Thomas C. Hall (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K (File No. 000-23751 filed on December 28, 1999)

       10.11 Supplemental Executive Retirement Agreement with Barry C. Visioli (incorporated by reference to Exhibit 10.11 to the Company's
              Form 10-K (File No. 000-23751 filed on December 28, 1999)

       10.12 Employment Agreement between SouthBanc Shares, Inc. and J. Edward Wells

       13     Annual Report to Stockholders

       21     Subsidiaries of the Registrant

       23     Consent of Elliott, Davis & Company, LLP

       27     Financial Data Schedule

  (b)  Reports on Form 8-K

     On August 2, 2000, SouthBanc Shares filed a Report on Form 8-K
(File No. 000-23751) reporting that SouthBanc Shares had completed its merger with Heritage Bancorp pursuant to an Agreement and Plan of Merger dated
February 14, 2000. The press release announcing the completion of the merger was attached as an exhibit to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTHBANC SHARES, INC.



Date:  December 29, 2000        By: /s/ Robert W. Orr
                                   ---------------------------------------
                                    Robert W. Orr
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ J. Edward Wells               By:  /s/ Robert W. Orr
    -------------------------------        -------------------------------------
     J. Edward Wells                       Robert W. Orr
     Chairman of the Board                 President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: December 29, 2000                        Date: December 29,2000


By:  /s/ Thomas C. Hall                By:
    -------------------------------        -----------------------------------
     Thomas C. Hall                         Harold A. Pickens, Jr.
     Senior Vice President and Treasurer    Vice Chairman of the Board
     (Principal Financial and Accounting
     Officer)

Date: December 29, 2000


By:  /s/ F. Stevon Kay                 By:   /s/ J. Riley Bailes
    -------------------------------        ------------------------------------
     F. Stevon Kay                           J. Riley Bailes
     Director                                Director

Date: December 29, 2000                     Date:  December 29, 2000


By:  /s/ Martha S. Clamp               By:  /s/ Richard C. Ballenger
    -------------------------------        ------------------------------------
     Martha S. Clamp                        Richard C. Ballenger
     Director                               Director

Date: December 29, 2000                     Date:  December 29, 2000


By:  /s/ John C. Owings, II
    -------------------------------
     John C. Owings, II
     Director

Date: December 29, 2000