Form 10-Q
period 2000-12-31
SOUTHBANC SHARES INC
filed 2001-02-14
CIK 1051378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20052

           __________________________________________________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2000
                                       or

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

______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes  __X__        No _____

$0.01 par value of common stock                        4,464,012
-------------------------------                      -------------
         (Class)                             (Outstanding at December 31, 2000)

                     SouthBanc Shares, Inc. and Subsidiary

                                   FORM 10-Q

                    FOR THE QUARTER ENDED December 31, 2000

                               TABLE OF CONTENTS

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2000 (unaudited)...................................   3
        Consolidated Statements of Income for the Three Months Ended
          December 31, 2000, and the Three Months Ended December 31, 1999
          (unaudited)......................................................   4
        Consolidated Statements of Stockholders' Equity
          for the Year Ended September 30, 2000 and
          the Three Months Ended December 31, 2000 (unaudited).............   5
        Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2000 and 1999 (unaudited).....................   6
        Notes to Consolidated Financial Statements (unaudited).............   8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations for the Three Months Ended December 31,
        2000 and 1999.....................................................   10
        Liquidity and Capital Resources...................................   13
        Capital Compliance................................................   14
        Impact of New Accounting Pronouncements...........................   15
        Effect of Inflation and Changing Prices...........................   15

Item 3. Market Risk Disclosure...........................................    15

Part II Other Information
        Items:
        1.Legal Proceedings................................................  16
        2.Changes in Securities and Use of Proceeds........................  16
        3.Defaults Upon Senior Securities..................................  16
        4.Submission of Matters to a Vote of Senior Holders................  16
        5.Other Materially Important Events................................  16

        Signatures.........................................................  18

        SouthBanc Shares, Inc. and Subsidiary
        Consolidated Balance Sheets (Unaudited)


Item I - Financial Statements

                                                                                      December 31                 September 30,
                                                                                         2000                         2000
                                                                                         ----                         ----
Assets
------
Cash and cash equivalents                                                          $   22,296,581                 $  21,784,653
Investment securities available for sale (amortized
          cost of $11,112,572 at December 31, 2000,
          $11,131,361 at September 30, 2000)                                           14,514,170                    14,658,670
Federal Home Loan Bank stock, at cost                                                   7,525,000                     7,525,000
Mortgage-backed securities available for sale
          (amortized cost of $71,585,271 at December 31,
          2000, and $61,916,848 at Septemer 30, 2000)                                  72,184,421                    72,659,003
Loans receivable, (net of allowance for loan losses of
          $6,471,702 at December 31, 2000, and
          $6,616,143 at September 30, 2000)                                           507,952,143                   516,338,740
Investment in limited partnership                                                       1,864,373                     1,864,373
Real estate acquired in settlement of loans                                             2,008,120                     1,091,609
Real estate held for development                                                        2,220,347                     2,133,598
Premises and equipment, net                                                            11,136,252                    10,776,074
Accrued interest receivable
          Loans receivable                                                              3,860,819                     3,765,678
          Mortgage-backed and other securities                                            712,144                       726,503
Cash surrender value of life insurance                                                 16,417,564                     8,272,700
Other                                                                                   6,025,448                    10,927,970
                                                                                    -------------                  -------------
                          Total Assets                                             $  668,717,382                $  672,524,571
                                                                                    =============                  ============
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                           $  437,220,722                $  451,913,200
Advances from the Federal Home Loan Bank ("FHLB")                                     117,343,896                    98,332,948
Securities sold under agreements to repurchase                                         20,435,283                    20,423,482
Advance payments by borrowers for property taxes and
     insurance                                                                            162,304                       676,429
Accrued interest payable                                                                3,775,962                     2,041,265
Unsettled security purchases                                                                    -                    11,000,000
Accrued expenses and other liabilities                                                  7,919,886                     8,026,707
                                                                                    -------------                 -------------
                          Total Liabilities                                         586,858,053.0                 592,414,031.0
                                                                                    =============                 =============
Commitments and contingencies - Note

Stockholders' Equity
--------------------
Preferred stock ($0.01 par value; authorized 250,000 shares;
          none issued or outstanding at December 31, 2000, and
          September 30, 2000)                                                                   -                             -
Common stock ($0.01 par value; authorized 7,500,000
          shares; issued 4,774,180 and 4,771,271 shares
          at December 31,and September 30, 2000, respectively)                             47,742                        47,713
Additional paid-in capital                                                             63,401,739                    63,327,410
Retained earnings, restricted                                                          21,489,116                    19,357,050
Treasury stock - at cost (310,168 shares)                                              (5,348,724)                   (4,306,209)
Accumulated other comprehensive income, net                                             2,480,588                     1,917,931
Indirect guarantee of ESOP debt                                                          (211,132)                     (233,355)
                                                                                    -------------                 -------------
                          Total stockholders' equity                                   81,859,329                    80,110,540
                                                                                    -------------                 -------------
                          Total liabilities and stockholders' equity               $  668,717,382                $  672,524,571
                                                                                    =============                 =============

See accompanying notes to consolidated financial statements.

                     SouthBanc Shares, Inc. and Subsidiary
                  Consolidated Statements of Income (Unaudited)





                                                                     For the Three Months Ended
                                                                            December 31,
                                                                     2000                   1999
                                                                     ----                   ----
Interest Income:
     Loans                                                     $  11,012,419           $ 5,223,922
     Mortgage-backed securities                                    1,300,440               915,758
     Other investments                                               548,638               523,503
                                                                  ----------             ---------
         Total interest income                                    12,861,497             6,663,183
                                                                  ----------             ---------

Interest expense:
     Interest on deposits:
         Transaction accounts                                        203,790               236,270
         Passbook accounts                                           432,419               164,760
         Certificate accounts                                      5,024,226             1,777,562
                                                                  ----------             ---------
         Total interest on deposits                                5,660,435             2,178,592
     Interest on borrowings                                        2,166,162             1,325,685
                                                                  ----------             ---------
         Total interest expense                                    7,826,597             3,504,277
                                                                  ----------             ---------
Net interest income                                                5,034,900             3,158,906
Provision for loan losses                                             43,000               150,000
                                                                  ----------             ---------
Net interest income after provision for
     loan losses                                                   4,991,900             3,008,906
                                                                  ----------             ---------
Other income:
     Loan and deposit account service charges                      1,194,300               998,414
     Gain (Loss) on sale of investments                            1,169,106               (94,702)
     (Loss) on sale of real estate acquired
         in settlement of loans                                          568                (5,150)
     Gain (loss) on sale of loans, net                                  (640)                    -
     Gain on sale of real estate held
         for development                                              16,202                53,001
     Earnings on bank owned life insurance                           157,566               107,670
     Other                                                           249,144               250,461
                                                                  ----------             ---------
         Total other income                                        2,786,246             1,309,694
                                                                  ----------             ---------
General and administrative expenses:
     Salaries and employee benefits                                1,768,631             1,277,822
     Occupancy                                                       190,378               127,792
     Furniture and equipment expense                                 445,301               246,119
     FDIC insurance premiums                                          22,211                32,833
     Advertising                                                     102,185                46,561
     Data processing                                                 178,694               126,883
     Office supplies                                                 173,333               104,041
     Profit improvement program                                            -                70,000
     Other                                                           607,235               286,730
                                                                  ----------             ---------
         Total general and administrative expenses                 3,487,968             2,318,781
                                                                  ----------             ---------
Income before income taxes                                         4,290,178             1,999,819
Income taxes                                                       1,496,424               653,242
                                                                  ----------             ---------
Net income                                                      $  2,793,754           $ 1,346,577
                                                                  ==========             =========
Basic earnings per share                                        $       0.63           $      0.44
                                                                  ==========             =========
Diluted earnings per share                                      $       0.61           $      0.41
                                                                  ==========             =========
Weighted average shares outstanding:
     Basic                                                         4,469,403             3,060,241
                                                                  ==========             =========
     Diluted                                                       4,579,705             3,257,956
                                                                  ==========             =========
Dividends per share                                             $       0.15           $      0.15
                                                                  ==========             =========


See accompanying notes to consolidated financial statements.

                            SouthBanc Shares, Inc. and Subsidiary
                       Consolidated Statements of Stockholders' Equity
     Year Ended September 30, 2000 and Three Months Ended December 31, 2000
                                  (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                              Additional        Retained        Comprehensive
                                   Common        Common         Paid-in         Earnings       Income (Loss),        Treasury
                                   Shares         Stock         Capital        Restricted            Net              Stock
                                 ---------------------------------------------------------------------------------------------------
Balance at September 30, 1999     4,322,030     $ 43,220     $ 57,741,324      $22,351,722       $(2,028,033)      $(22,515,585)
Net income (loss)                         -            -                -         (942,972)                 -                 -
Other comprehensive income
     Unrealized gain on
      securities,  net                    -            -                -                -          1,916,185                 -
     Reclassification adjustment
      for losses realized in net
      income, net                         -            -                -                -          2,029,779                 -
                                                                                                   ----------
Comprehensive income                      -            -                -                -                                    -
Stock issued in merger with
 Heritage Bancorp                 1,829,085       18,291       32,504,075                -                  -                 -
Treasury stock acquired in
 merger with Heritage Bancorp             -            -                -                -                  -        (2,379,313)
Retirement of treasury shares    (1,382,754)     (13,827)     (27,626,214)               -                  -        27,640,041
Exercise of stock options             2,910           29           25,725                -                  -                 -
Reduction of ESOP debt                    -            -                -                -                  -                 -
ESOP compensation expense                 -            -          157,616                -                  -                 -
ESOP payment                              -            -          524,884                -                  -                 -
Earned portion of MRP                     -            -                -                -                  -                 -
Dividends on common stock                 -            -                -       (2,051,700)                 -                 -
Purchase of Treasury Stock                -            -                -                -                  -        (7,051,352)
                                 ----------      -------       ----------         --------          ---------         ---------
Balance at September 30, 2000     4,771,271     $ 47,713     $ 63,327,410      $19,357,050       $  1,917,931      $ (4,306,209)

Net Income                                -            -                -        2,793,754                  -                 -
Other comprehensive income:
     Unrealized gain on
      securities,  net                    -            -                -                -          1,323,885                 -
     Reclassification adjustment
      for gains realized in net
      income, net                         -            -                -                -           (761,228)                -
Comprehensive income                      -            -                -                -                                    -
Exercise of stock options             2,909           29           25,716                -                  -                 -
Reduction of ESOP debt                    -            -                -                -                  -                 -
ESOP compensation expense                 -            -           48,613                -                  -                 -
Dividends on common stock                 -            -                -         (661,688)                 -                 -
Purchase of Treasury Stock                -            -                -                -                  -       ($1,042,515)
                                 ----------      -------       ----------         --------          ---------         ---------

Balance at December 31, 2000      4,774,180     $ 47,742     $ 63,401,739      $21,489,116       $  2,480,588      $ (5,348,724)
                                 ==========      =======       ==========       ==========          =========         =========

                                      Indirect
                                      Guarantee        Deferred
                                         of          Compensation
                                        ESOP              for
                                        Debt              MRP            Total
                                     --------------------------------------------
Balance at September 30, 1999         $(622,247)     $(2,219,849)     $52,750,552
Net income (loss)                             -                 -        (942,972)
Other comprehensive income
     Unrealized gain on
      securities,  net                        -                 -       1,916,185
     Reclassification adjustment
      for losses realized in net
      income, net                             -                 -       2,029,779
                                                                        ---------
Comprehensive income                          -                 -       3,002,992
Stock issued in merger with
 Heritage Bancorp                             -                 -      32,522,366
Treasury stock acquired in
 merger with Heritage Bancorp                 -                 -      (2,379,313)
Retirement of treasury shares                 -                 -               -
Exercise of stock options                     -                 -          25,754
Reduction of ESOP debt                  388,892                 -         388,892
ESOP compensation expense                     -                 -         157,616
ESOP payment                                  -                 -         524,884
Earned portion of MRP                         -         2,219,849       2,219,849
Dividends on common stock                     -                 -      (2,051,700)
Purchase of Treasury Stock                    -                 -      (7,051,352)
                                        -------         ---------       ---------
Balance at September 30, 2000         $(233,355)       $        -     $80,110,540
                                                                       ----------
Net Income                                    -                 -       2,793,754
Other comprehensive income:
     Unrealized gain on
      securities,  net                        -                 -       1,323,885
     Reclassification adjustment
      for gains realized in net
      income, net                             -                 -        (761,228)
                                                                          -------
Comprehensive income                          -                 -       3,356,411
Exercise of stock options                     -                 -          25,745
Reduction of ESOP debt                   22,223                 -          22,223
ESOP compensation expense                     -                 -          48,613
Dividends on common stock                     -                 -        (661,688)
Purchase of Treasury Stock                    -                 -      (1,042,515)
                                        -------         ---------       ---------
Balance at December 31, 2000          $(211,132)     $          -     $81,859,329
                                        =======         =========      ==========

                      SouthBanc Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            Three Months Ended December 31, 2000 and 1999 (Unaudited)

                                                                                    2000                  1999
                                                                                    ----                  ----
Cash flows from operating activities:
     Net income                                                                  $2,132,066            $1,346,577
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation                                                           296,092               210,229
             Amortization and accretion, Net                                       (312,703)             (255,158)
             Provision for loan losses                                               43,000               150,000
             (Gain) loss on sale of investments, net                             (1,169,106)               94,702
             (Gain) loss  on sale of real estate                                    (16,326)                5,150
             Gain on sale of loans, net                                                 640                     -
             Gain on sale of real estate held for
                 development                                                        (16,202)              (53,001)
             Gain on sale of premises and equipment                                  (1,200)                    -
             Deferred compensation                                                   48,613               193,362
             (Increase) decrease in accrued interest
                 receivable and other assets                                      4,837,498              (237,565)
             Increase (decrease) in other liabilities                            (9,645,655)             (575,757)
                                                                                 ----------              --------
                 Net cash provided by (used in) operating activities             (3,803,283)              878,539
                                                                                 ----------              --------
Cash flows from investing activities:
     (Increase) decrease in loans receivable, net                                12,985,680            (3,703,905)
     Purchases of loans receivable                                               (5,542,160)           (8,468,672)
     Purchase of cash surrender value of life insurance                          (8,000,000)                    -
     Purchases of investment securities                                                   -              (877,943)
     Purchases of FHLB stock                                                              -            (1,300,000)
     Purchase of premises and equipment                                            (656,270)             (119,020)
     Proceeds from sales of premises and equipment                                    1,200                     -
     Proceeds from sales of investment securities
         available for sale                                                       1,187,140                     -
     Proceeds from redemption of FHLB stock                                               -             1,000,000
     Principal repayments on mortgage-backed securities                           1,621,977             2,748,005
     Proceeds from maturities of investment securities                                    -             2,000,000
     Proceeds from sale of mortgage-backed securities,
         available for sale                                                               -             7,439,993
     Proceeds from sale of real estate owned                                         49,056               224,750
     Capital improvements of real estate owned                                      (65,563)                    -
     Proceeds from sale of real estate held for
         development                                                                 59,249                67,860
     Capital improvements of real estate held for
         development                                                               (135,749)             (174,991)
                                                                                  ---------            ----------
            Net cash provided by (used in) investing activities                   1,504,560            (1,163,923)
                                                                                  ---------            ----------

                                                                       Continued

                      SouthBanc Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
            Three Months Ended December 31, 2000 and 1999 (Unaudited)




                                                                             2000                  1999
                                                                             ----                  ----
Cash flows from financing activities:
   Increase (decrease) in deposit accounts                               (14,692,478)           (2,059,498)
   Proceeds from FHLB Advances                                            36,000,000            83,000,000
   Repayment of FHLB Advances                                            (23,000,000)          (77,000,000)
   Proceeds from securities sold under agreements
      to repurchase                                                           11,801               199,053
   Proceeds from other borrowings                                          6,000,000                     -
   Exercise of stock options                                                  25,745                     -
   Purchase of Treasury stock                                             (1,042,515)           (2,484,266)
   Repayments of ESOP loan                                                    22,223                22,223
   Dividends paid on common stock                                                  -              (465,367)
   Decrease  in advance payments by borrowers
      for property taxes and insurance                                      (514,125)             (296,369)
                                                                          ----------            ----------
            Net cash provided by (used in) financing activities            2,810,651               915,776

Net increase (decrease) in cash and cash equivalents                         511,928               630,392

Cash and cash equivalents, beginning of year                              21,784,653            15,546,360
                                                                          ----------            ----------
Cash and cash equivalents, end of year                                   $22,296,581           $16,176,752
                                                                          ==========            ==========
Supplemental disclosures:
   Cash paid during the year for
      Interest                                                           $ 7,849,896           $ 3,540,231
                                                                          ==========            ==========
      Taxes                                                              $(2,000,000)          $   760,000
                                                                          ==========            ==========
Noncash investing activities:
   Additions to real estate acquired in settlement of loans              $   899,437           $   208,150
                                                                          ==========            ==========
   Loans receivable exchanged for mortgage-backed
        securities                                                       $         -           $         -
                                                                          ==========            ==========
   Change in unrealized net gain on securities
        available for sale, net of tax                                   $   562,657           $   311,190
                                                                          ==========            ==========
   Decrease in Employee Stock
        Ownership Plan debt guaranteed by the
        Bank                                                             $    22,223           $    22,223
                                                                          ==========            ==========

                     SouthBanc Shares, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation
   ---------------------

     The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2000.

2.  Principles of Consolidation
    ---------------------------

     The accompanying unaudited consolidated financial statements include the accounts of the Company, Perpetual Bank, A Federal Savings Bank, ("Perpetual Bank"), Heritage Federal Bank ("Heritage Federal") (collectively the "Banks") and Perpetual Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services.

     United Service Corporation is a wholly-owned subsidiary of the Savings Bank. At December 31, 2000, United Service had assets of $2.3 million. United Service is involved in two residential and two commercial real estate development projects.

     All significant intercompany items and transactions have been eliminated in consolidation.

3.  Payment of Dividends
    --------------------

     The payment of dividends by the Company depends primarily on the ability of the Banks to pay dividends to the Company. The payment of dividends by the Banks is subject to regulation by the Office of Thrift Supervision ("OTS"). The Banks may not declare or pay a cash dividend if the effect thereof would cause the capital of the Banks to be reduced below regulatory capital requirements imposed by the OTS or below the liquidation account established by the Banks in connection with their respective conversions from the mutual to stock form of organization.

     The Company's Board of Directors declared a cash dividend of $0.15 per share to its shareholders during the quarter ended December 31, 2000, payable to shareholders of record as of January 2, 2001.

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

     RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                            FOR THE QUARTER ENDED DECEMBER 31, 2000
                                              INCOME         SHARE      PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                            -----------  -------------  --------
BASIC EPS                                   $2,793,754      4,469,403       $0.63
Effect of Diluted Securities:
Stock options                                        -         75,731
ESOP                                                 -         34,571
                                            ----------      ---------
Diluted EPS                                 $2,793,754      4,579,705       $0.61


                                            FOR THE QUARTER ENDED DECEMBER 31, 1999
                                              INCOME         SHARE      PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                            -----------  -------------  --------
BASIC EPS                                   $1,346,577      3,060,241       $0.44
Effect of Diluted Securities:
Stock options                                        -        105,530
ESOP                                                 -         92,185
                                            ----------      ---------
Diluted EPS                                 $1,346,577      3,257,956       $0.41


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 2000 and September 30, 2000
-----------------------------------------------------------------------------

General
-------

Total assets decreased $3.8 million at December 31, 2000 to $668.7 million at December 31, 2000 from $672.5 million at September 30, 2000, primarily as a result of a decrease in loans receivable and other assets.

Loans receivable decreased 1.61% or $8.3 million to $508.0 million at December 31, 2000, from $516.3 million at September 30, 2000. The decrease in loans receivable resulted primarily from a decrease in first mortgage residential loans caused by a decrease in new home sales in the local market.

Mortgage-backed securities available-for-sale decreased 0.69% or $0.5 million to $72.2 at December 31, 2000 from $72.7 million at September 30, 2000. Principal repayments on mortgage-backed securities were $1.6 million.

Investment securities available for sale decreased 1.36% or $0.2 million to $14.5 million at December 31, 2000 from $14.7 million at September 30, 2000.

Cash and cash equivalents increased 2.29% or $0.5 million to $22.3 at December 31, 2000 from $21.8 million at September 30, 2000. At December 31, 2000, $14.6 million was invested in interest-bearing overnight investment accounts yielding 6.05%.

Real estate held for development increased $0.1 to $2.2 million at December 31, 2000 from $2.1 million at September 30, 2000. The Company is presently developing two single-family residential subdivisions and two commercial real estate development projects.

Other assets at September 30, 2000 included accounts receivable related to settlement of security sales prior to September 30, 2000. The sales were settled in October 2000, and no such receivables existed as of December 31, 2000.

Cash surrender value of life insurance was $16.4 million at December 31, 2000, an increase of $8.1 million from $8.3 million at September 30, 2000. The Company owns life insurance policies as part of the Supplemental Executive Retirement Agreements maintained on certain key officers of the Company. The Company purchased $8.0 million of cash surrender value of life insurance to cover employee benefit expenses of Heritage Federal during the quarter ended December 31, 2000.

Deposits decreased 3.25% or $14.7 million to $437.2 at December 31, 2000 from $451.9 million at September 30, 2000. Non-interest bearing checking accounts decreased 3.36% or $0.5 to $14.4 million at December 31, 2000, from $14.9 million at September 30, 2000. Interest bearing checking accounts increased 1.33% or $0.6 million to $45.4 million at December 31, 2000, from $44.8 million at September 30, 2000, as the Company continues to offer checking products that are more aggressively priced than those offered by competitors. Statement savings accounts increased 0.99% or $0.5 million to $50.8 million at December 31, 2000 from $50.3 million at September 30, 2000. Certificates of deposit decreased 4.47% or $15.3 million to $326.6 at December 31, 2000 from $341.9 million at September 30, 2000, as the Company did not meet higher interest rates offered by local competitors.

Borrowings through reverse repurchase agreements were $20.4 at December 31, 2000 and $20.4 million at September 30, 2000. The Company pledged $21.1 million of mortgage-backed securities as collateral for these borrowings. The Company has borrowed $10.0 million at a rate of 6.71% with a call date of February 3, 2002, and a maturity date of February 3, 2005, and $10.0 million at a rate of 6.66%, with a maturity date of May 12, 2001.

Advances from the Federal Home Loan Bank increased $19.0 million to $117.3 million at December 31, 2000 from $98.3 million at September 30, 2000. The additional borrowings were used to fund the $8.0 million purchase of cash surrender value of life insurance and to offset the decrease in deposits.

Stockholders equity increased $1.8 million to $81.9 million at December 31, 2000 from $80.1 million at September 30, 2000. Retained earnings was increased by net income of $2.8 and decreased by dividends paid in the amount of $0.7 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account. During the first quarter of fiscal 2001, the Company repurchased 58,000 shares at an average cost of $17.97 per share and a total cost of $1.04 million. Accumulated other comprehensive income, net, increased $0.6 million to $2.5 million at December 31, 2000 from $1.90 million at September 30, 2000 due to the increase in value of investment securities available for sale.

The Company contributed $22,000 to the employee stock ownership plan reducing the contra-equity account related to the plan's debt.

Comparison of Operating Results for the Three Months Ended December 31, 2000, and 1999

Net Income
----------

Net income for the three months ended December 31, 2000, increased to $2.8 million or $0.63 basic earnings per share and $0.61 diluted earnings per share, compared to $1.3 million or $0.44 basic earnings per share and $0.41 diluted earnings per share for the same three months a year ago. The primary reason for the increase was the acquisition of Heritage Federal in July 2000. See the Company's September 30, 2000 audited consolidated financial statements for a discussion of the merger with Heritage Bancorp, Inc., former parent company of Heritage Federal.

Net Interest Income
-------------------

Net interest income was $5.0 million for the three months ended December 31, 2000, and $3.2 million for the three months ended December 31, 1999. Heritage Federal added approximately $248 million in total loans in 2000. Total interest income increased 92.54% or $6.2 million to $12.9 million for the three months ended December 31, 2000, from $6.7 million for the three months ended December 31, 1999, due primarily to a higher average balance of outstanding loans which increased $255.4 million or 98.6% to an average of $514.5 million yielding 8.56% for the three months ended December 31, 2000, from $259.1 million yielding 8.06% for the three months ended December 31, 1999. Interest income on mortgage-backed securities increased 41.92% or $384,000 to $1.3 million for the three months ended December 31, 2000, as the average balance increased $20.5 million to $72.2 million for the three months ended December 31, 2000 from $51.7 million for the three months ended December 31, 1999. Much of the increase in average balances is due to the addition of Heritage Federal to the consolidated company. Approximately $14.0 million of mortgage-backed securities were on Heritage Federal's balance sheet at December 31, 2000. Interest income on other investments increased 4.77% or $25,000 due primarily to a higher balance of investment securities and interest bearing deposits which increased 16.84% or $5.0 million, to an average balance of $34.7 million yielding 6.33% for the three months ended December 31, 2000, from $29.7 million yielding 7.06% for the three months ended December 31, 1999.

Interest Expense
----------------

Interest expense on deposits increased 159.75% or $3.5 million as the average outstanding balance increased 100.86% or $222.1 million to $442.3 million at an average cost of 5.12% for the three months ended December 31, 2000, from $220.2 million at an average cost of 3.96% for the three months ended December 31, 1999. Heritage Federal added over $200 million of deposits at the time of the merger in July 2000. In addition, interest rates were higher during the 2000 quarter than in the 1999 quarter. Interest on borrowings increased $0.8 million to $2.1 million for the three months ended December 31, 2000, from $1.3 million for the three months ended December 31, 1999, as the average borrowings increased 36.23% or $34.2 million to $128.6 million at an average cost of 6.74% for the three months ended December 31, 2000, from $94.4 million at an average cost of 5.62% for the three months ended December 31, 1999.

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

The provision for loan losses decreased 71.33% or $107,000 to $43,000 for the three months ended December 31, 2000, from $150,000 for the three months ended December 31, 1999, due to an decrease in non-performing assets during the quarter ended December 31, 2000.

Non-performing assets at December 31, 2000, were $12.6 million consisting of $4.0 million of residential mortgage construction loans, $2.0 million of real estate acquired in settlement of loans, $4.9 million of single family residential loans, $1.6 million of commercial real estate loans, $1,000 of commercial loans, and $55,000 of consumer loans.

Non-performing assets at September 30, 2000, were $13.4 million consisting of $5.3 million of residential mortgage construction loans, $1.1 million of real estate acquired in settlement of loans, $5.1 million of single family residential loans, $1.5 million of commercial real estate loans, $354,000 of commercial loans, and $63,000 of consumer loans.

The allowance for loan losses to total loans was 1.26% at December 31, 2000, and 1.20% at September 30, 2000.

Other Income
------------

Total other income increased 115.38% or $1.5 million to $2.8 million for the three months ended December 31, 2000, from $1.3 million for the three months ended December 31, 1999. Loan and deposit service charges increased $196,000 to $1.2 million from $998,000 for the three months ended December 31, 1999, as a result of an increase to the fee structure of deposit accounts. Gain (loss) on sale of investments was a gain of $1.2 million for the three months ended December 31, 2000, compared to a loss of $95,000 for the three months ended December 31, 1999. The gain resulted from the sale of equity investments. Gain
(loss) on sale of real estate acquired in settlement of loans was a gain of $568 for the three months ended December 31, 2000, compared to a loss of $5,000 for the three months ended December 31, 1999.

There was a loss on sale of loans of $640 for the three months ended December 31, 2000, compared to no loss for the three months ended December 31, 1999.
Gain on sale of real estate held for development was $16,000 for the three months ended December 31, 2000, as three residential lots were sold by the United Service Corporation in The Meadows residential subdivision compared to $53,000 for the three months ended December 31, 1999, as thirteen residential
lots were sold in The Meadows.   Earnings on bank owned life insurance increased
46.30% or $50,000 to $158,000 for the three months ended December 31, 2000 from $108,000 for the three months ended December 31, 1999, due to the purchase of $8.0 million of additional officers life insurance for Heritage Federal. Other income decreased $1,000 to $249,000 for the three months ended December 31, 2000, compared to $250,000 for the three months ended December 31, 1999.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 38.46% or $0.5 to $1.8 million for the three months ended December 31, 2000, from $1.3 million for the three months ended December 31, 1999. The company increased the number of employees as a result of the merger, increasing by 49 full time equivalent employees to 161 at December 31, 2000 from 112 at December 31, 1999. Office occupancy increased 48.44% or $62,000 to $190,000 for the three months ended December 31, 2000, from $128,000 for the three months ended December 31, 1999, due to a increase in building maintenance. Furniture and equipment expenses increased 78.86% or $194,000 to $440,000 for the three months ended December 31, 2000, from $246,000 for the three months ended December 31, 1999. The Company owned six office buildings in December 1999 and ten office buildings in 2000. Advertising increased 117.02% or $55,000 to

$102,000 for the three months ended December 31, 2000, from $47,000 for the three months ended December 31, 1999. Heritage Federal began a new product promotion

General and Administrative Expense - Continued
----------------------------------------------

in October 2000 to increase non interest bearing deposits and lower overall cost of funds. 535 new accounts were opened during the quarter as a result of the promotional campaign. Data processing increased 40.16% or $51,000 to $178,000 for the three months ended December 31, 2000, from $127,000 for the three months ended December 31, 1999. Office supplies increased 66.35% or $69,000 to $173,000 for the three months ended December 31, 2000, from $104,000 for the three months ended December 31, 1999, due to the addition of Heritage Federal. There was no profit improvement program expense for the three months ended December 31, 2000 compared to $70,000 for the three months ended December 31, 1999. The profit improvement program included consultant fees for sales training, staff realignment, and product fee enhancement. Other operating expenses increased 111.50% or $320,000 to $607,000 for the three months ended December 31, 2000, from $287,000 for the three months ended December 31, 1999. The increases are primarily due to the acquisition of Heritage Federal, and several types of other expenses are affected. The largest increases were in office supplies, $69,000, legal expenses at $62,000 and expenses related to real estate acquired in foreclosure of $46,000.

Income Taxes
------------

Income taxes increased 129.10% or $843,000 to $1,496,000 for the three months ended December 31, 2000, from $653,000 for the three months ended December 31, 1999. This was due to an increase in income before taxes of 115.00% or $2.3 million to $4.3 million from $2.0 million for the three months ended December 31, 2000, and 1999, respectively, primarily due to the merger with Heritage Bancorp in July 2000.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments, and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the FHLB of Atlanta. Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U. S. government, state, or federal agency obligations, and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity of the Banks at December 31, 2000 was 11.73% for Perpetual Bank and 7.87% for Heritage Federal.

The primary investing activity of the Company is lending. During the three months ended December 31, 2000, the Company originated $26.5 million of loans and no loans were sold. The Company also purchased $5.5 million of loans. The retained originations were primarily funded by principal repayments of loans, mortgage-backed securities, and collateralized mortgage obligations, and Federal Home Loan Bank advances.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At December 31, 2000, the Company had outstanding commitments to originate loans of approximately $93.8 million.

Liquidity and Capital Resources- Continued
------------------------------------------

Certificates of deposit scheduled to mature in one year or less at December 31, 2000, totaled $272.6 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Banks' actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of December 31, 2000, the most recent notification from the OTS categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

Perpetual Bank, A Federal Savings Bank
--------------------------------------

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                              For Capital Adequacy       Prompt Corrective
                                            Actual                  Purposes             Action Provisions
                                       -----------------  -----------------------------  ------------------
                                        Amount    Ratio      Amount          Ratio        Amount     Ratio
                                       --------  -------  -------------  --------------  ---------  -------
                                                          (Dollars in thousands)
As of December 31, 2000:
------------------------
Tangible Capital (To Total Assets)      $35,953    9.84%        $ 5,478      1.50%       $    -         -%
Core Capital (To Total Assets)          $35,953    9.84%        $14,608      4.00%       $18,260     5.00%
Tier I Capital (To Risk-Based Assets)   $35,953   15.04%        $     -         -%       $14,342     6.00%
Risk-Based Capital (To Risk-Based
   Assets)                              $38,610   16.15%        $19,123      8.00%       $23,904    10.00%

Heritage Federal Bank
---------------------

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                              For Capital Adequacy       Prompt Corrective
                                            Actual                  Purposes             Action Provisions
                                       -----------------  -----------------------------  ------------------
                                        Amount    Ratio      Amount          Ratio        Amount     Ratio
                                       --------  -------  -------------  --------------  ---------  -------
                                                          (Dollars in thousands)
As of December 31, 2000:
-----------------------
Tangible Capital (To Total Assets)      $33,146    11.45 %      $ 4,343       1.50%      $     -       -%
Core Capital (To Total Assets)          $33,146    11.45 %      $11,582       4.00%      $14,478    5.00%
Tier I Capital (To Risk-Based Assets)   $33,146    17.56 %      $     -          -%      $11,326    6.00%
Risk-Based Capital (To Risk-Based       $37,729    19.99 %      $15,101       8.00%      $18,876   10.00%
   Assets)

If the Banks were to fail to meet the minimum capital requirements, they will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.

Impact of New Accounting Pronouncements
---------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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


ITEM 3 - Market Risk Disclosure
-------------------------------

There have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's 2000 Annual Report to stockholders.

                                    PART II

Item 1.    Legal Proceedings
-------    -----------------

The Company is not a party to any legal proceedings at this time. The Banks from time to time and currently are involved as plaintiff or defendant in various legal actions incident to their business. These actions are not believed to be material, either individually or collectively, to the consolidated financial condition or results of operations of the Banks.

Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------

None

Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

None

Item 5.    Other Information
-------    -----------------

None

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

   A.  Exhibits:
       ---------

    3.1   Certificate of Incorporation of the Company (1)
    3.2   Bylaws of the Company (1)
   10.1   Employment Agreement between SouthBanc Shares, Inc. and Robert W. Orr(2)
   10.2   Employment Agreement between SouthBanc Shares, Inc. and  Thomas C. Hall(2)
   10.3   Employment Agreement between SouthBanc Shares, Inc. and  Barry C.
            Visioli(2)
   10.4   Employment Agreement between Perpetual Bank, A Federal Savings Bank and
            Robert W. Orr(2)
   10.5   Employment Agreement between Perpetual Bank, A Federal Savings
            Bank and Thomas C. Hall(2)
   10.6   Employment Agreement between Perpetual Bank, A Federal Savings
            Bank and Barry C. Visioli(2)
   10.7   1998 Stock Option Plan(3)
   10.8   1998 Management Development and Recognition Plan(3)
   10.9   Supplemental Executive Retirement Agreement with Robert W. Orr(2)
  10.10   Supplemental Executive Retirement Agreement with Thomas C. Hall(2)
  10.11   Supplemental Executive Retirement Agreement with Barry C. Visioli(2)
  10.12   Employment Agreement between SouthBanc Shares, Inc. and J. Edward Wells(4)
  10.13   2001 Stock Option Plan(5)

     (1)  Incorporated by reference to the Company's Registration
          Statement on Form S-1, as amended (File No. 333-42517).
     (2)  Incorporated by reference to the Company's Annual
          Report on Form 10-K for the year ended September 30, 1999.
     (3)  Incorporated by reference to the Company's Definitive Proxy
          Statement dated December 18, 1998.
     (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.
     (5) Incorporated by reference to the Company's Definitive Proxy Statement dated December 14, 2000.

B.  Reports on Form 8-K
    -------------------

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SouthBanc Shares, Inc.


Date: February 11, 2001             /s/ Robert W. Orr
                                    -----------------
                                    Robert W. Orr
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)


Date: February 11, 2001            /s/ Thomas C. Hall
                                   ------------------
                                   Thomas C. Hall
                                   Chief Financial Officer