Form 10-Q
period 2001-03-31
SOUTHBANC SHARES INC
filed 2001-05-14
CIK 1051378

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20052

          ----------------------------------------------------------

                                   FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                       or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                       Commission File Number  0-23751
                                              ---------
          ----------------------------------------------------------

                             SouthBanc Shares, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                               58-2361245
        -------------                                           ------------
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

     (1)  Yes     X     No
               -------     -------

$0.01 par value of common stock                             4,288,228
-------------------------------                  -------------------------------
          (Class)                                (Outstanding at March 31, 2001)

                    SouthBanc Shares, Inc. and Subsidiaries

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS


Part I     Financial Information
Item 1.    Financial Statements
           Consolidated Balance Sheets as of March 31, 2001 and
              September 30, 2000 (unaudited)........................................   3
           Consolidated Statements of Income for the Three Months Ended
              March 31, 2001, and the Three Months Ended March 31, 2000,
              and the Six Months Ended March 31, 2001, and the Six Months Ended
              March 31, 2000 (unaudited)............................................   4
           Consolidated Statements of Stockholders' Equity
              for the Year Ended September 30, 2000 and
              the Six Months Ended March 31, 2001 (unaudited).......................   5
           Consolidated Statements of Cash Flows for the Six Months
              Ended March 31, 2001 and 2000 (unaudited).............................   6
           Notes to Consolidated Financial Statements (unaudited)...................   8

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the Three and Six Months Ended March 31,
              2001 and 2000.........................................................  10
           Liquidity and Capital Resources..........................................  15
           Capital Compliance.......................................................  15
           Impact of New Accounting Pronouncements..................................  16
           Effect of Inflation and Changing Prices..................................  16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............  16

Part II    Other Information
           Items:
           1.  Legal Proceedings....................................................  18
           2.  Changes in Securities and Use of Proceeds............................  18
           3.  Defaults Upon Senior Securities......................................  18
           4.  Submission of Matters to a Vote of Security Holders..................  19
           5.  Other Information....................................................  18
           6.  Exhibits and Reports on Form 8-K.....................................  19

           Signatures...............................................................  20

Item I - Financial Statements

                    SouthBanc Shares, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Unaudited)

                                                                  March 31,         September 30,
                                                              ----------------    -----------------
                                                                    2001                2000
                                                              ----------------    -----------------
Assets
------
Cash and cash equivalents                                       $ 23,034,807         $ 21,784,653
Investment securities available for sale (amortized
    cost of $23,760,637 at March 31, 2001,
    $11,131,361 at September 30, 2000)                            26,784,984           14,658,670
Federal Home Loan Bank stock, at cost                              7,525,000            7,525,000
Mortgage-backed securities available for sale
    (amortized cost of $69,116,134 at March 31,
    2001, and $61,916,848 at Septemer 30, 2000)                   70,118,478           72,659,003
Loans receivable, (net of allowance for loan losses of
    $6,188,114 at March 31, 2001, and
    $6,616,143 at September 30, 2000)                            501,427,438          516,338,740
Investment in limited partnership                                  1,864,373            1,864,373
Real estate acquired in settlement of loans                        1,991,633            1,091,609
Real estate held for development                                   2,099,951            2,133,598
Premises and equipment, net                                       10,956,722           10,776,074
Accrued interest receivable
    Loans receivable                                               3,744,708            3,765,678
    Mortgage-backed and other securities                             897,617              726,503
Cash surrender value of life insurance                            16,637,296            8,272,700
Other                                                              4,068,751           10,927,970
                                                            ----------------    -----------------
            Total Assets                                        $671,151,758         $672,524,571
                                                            ================    =================

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                        $451,952,718         $451,913,200
Advances from the Federal Home Loan Bank ("FHLB")                105,354,487           98,332,948
Securities sold under agreements to repurchase                    20,441,202           20,423,482
Advance payments by borrowers for property taxes
    and insurance                                                    321,797              676,429
Accrued interest payable                                           2,226,752            2,041,265
Unsettled security purchases                                       3,839,169           11,000,000
Accrued expenses and other liabilities                             7,266,355            8,026,707
                                                            ----------------    -----------------
            Total Liabilities                                   $591,402,480         $592,414,031
                                                            ----------------    -----------------

Commitments and contingencies - Note 17

Stockholders' Equity
--------------------
Preferred stock ($0.01 par value; authorized 250,000
    shares; none issued or outstanding at
    March 31, 2001 or September 30, 2000)                                  -                    -
Common stock ($0.01 par value; authorized 7,500,000
    shares; issued 4,778,998 and 4,771,271 shares
    at March 31, 2001 and September 30, 2000,
    respectively)                                                     47,790               47,713
Additional paid-in capital                                        63,470,126           63,327,410
Retained earnings, restricted                                     22,844,258           19,357,050
Treasury stock - at cost (490,770 shares and
    252,168 shares at March 31, 2001 and
    September 30, 2000, respectively)                             (8,735,215)          (4,306,209)
Accumulated other comprehensive income, net                        2,311,228            1,917,931
Indirect guarantee of ESOP debt                                     (188,909)            (233,355)
                                                            ----------------    -----------------
            Total stockholders' equity                            79,749,278           80,110,540
                                                            ----------------    -----------------
            Total liabilities and stockholders' equity          $671,151,758         $672,524,571
                                                            ================    =================

         See accompanying notes to consolidated financial statements.

                    SouthBanc Shares, Inc. and Subsidiaries
                 Consolidated Statements of Income (Unaudited)

                                                           For the Six Months Ended            For the Three Months
                                                                  March 31,                       Ended March 31,
                                                         ----------------------------      ----------------------------
                                                             2001            2000              2001            2000
                                                         ------------    ------------      ------------    ------------
Interest Income:
     Loans                                                $21,591,232     $10,616,398       $10,578,813      $5,402,043
     Mortgage-backed securities                             2,604,430       1,689,825         1,303,990         774,067
     Other investments                                      1,156,098         981,259           607,460         457,756
                                                         ------------    ------------      ------------    ------------
          Total interest income                            25,351,760      13,287,482        12,490,263       6,633,866
                                                         ------------    ------------      ------------    ------------

Interest expense:
     Interest on deposits:
          Transaction accounts                                371,401         460,953           167,611         224,683
          Passbook accounts                                   841,497         333,218           409,078         168,459
          Certificate accounts                              9,976,318       3,696,759         4,952,091       1,919,196
                                                         ------------    ------------      ------------    ------------
          Total interest on deposits                       11,189,216       4,490,930         5,528,780       2,312,338

     Interest on borrowings                                 4,107,114       2,668,867         1,940,952       1,343,182
                                                         ------------    ------------      ------------    ------------
          Total interest expense                           15,296,330       7,159,797         7,469,732       3,655,520
                                                         ------------    ------------      ------------    ------------

Net interest income                                        10,055,430       6,127,685         5,020,531       2,978,346
Provision for loan losses                                     123,000         360,000            80,000         210,000
                                                         ------------    ------------      ------------    ------------
Net interest income after provision for
     loan losses                                            9,932,430       5,767,685         4,940,531       2,768,346
                                                         ------------    ------------      ------------    ------------
Other income:
     Loan and deposit account service charges               2,295,236       1,956,093         1,100,935         948,167
     Gain (loss) on sale of investments                     1,506,628         (94,702)          337,521               -
     Gain (loss) on real estate acquired
          in settlement of loans                             (306,961)          4,624          (307,529)          9,774
     Gain on sale of loans, net                                 2,421               -             3,060               -
     Gain on sale of real estate held
          for development                                      17,424          82,649             1,222          29,648
     Earnings on bank owned life insurance                    390,353         233,556           232,788         125,886
     Other                                                    460,082         585,543           210,940         337,859
                                                         ------------    ------------      ------------    ------------
          Total other income                                4,365,183       2,767,763         1,578,937       1,451,334
                                                         ------------    ------------      ------------    ------------
General and administrative expenses:
     Salaries and employee benefits                         3,647,362       2,560,773         1,878,730       1,282,952
     Occupancy                                                387,560         275,531           197,182         147,739
     Furniture and equipment expense                          881,244         514,968           435,943         271,973
     FDIC insurance premiums                                   44,148          44,400            21,937          11,567
     Advertising                                              227,631          85,394           125,446          38,832
     Data processing                                          376,055         251,723           197,362         124,840
     Office supplies                                          311,064         179,413           137,732          75,372
     Profit improvement program                                     -          94,280                 -          24,280
     Other                                                  1,168,763         602,105           561,528         315,084
                                                         ------------    ------------      ------------    ------------
          Total general and administrative expenses         7,043,827       4,608,587         3,555,860       2,292,639
                                                         ------------    ------------      ------------    ------------

Income before income taxes                                  7,253,786       3,926,861         2,963,608       1,927,041
Income taxes                                                2,470,217       1,266,096           973,793         612,853
                                                         ------------    ------------      ------------    ------------
Net income                                                $ 4,783,569     $ 2,660,765       $ 1,989,815      $1,314,188
                                                         ============    ============      ============    ============
Basic earnings per common share                                 $1.09           $0.88             $0.46           $0.44
                                                         ============    ============      ============    ============
Diluted earnings per common share                               $1.06           $0.83             $0.45           $0.42
                                                         ============    ============      ============    ============
Weighted average shares outstanding:
     Basic                                                  4,399,515       3,011,536         4,328,074       2,962,296
                                                         ============    ============      ============    ============
     Diluted                                                4,508,479       3,192,347         4,436,043       3,136,841
                                                         ============    ============      ============    ============
Cash dividends per common share                                 $0.30           $0.30             $0.15           $0.15
                                                         ============    ============      ============    ============

         See accompanying notes to consolidated financial statements.

                    SouthBanc Shares, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
 Year Ended September 30, 2000 and Six Months Ended March 31, 2001 (Unaudited)


                                                                    Accumulated                 Indirect
                                                                       Other                   Guarantee     Deferred
                                         Additional    Retained    Comprehensive                   of      Compensation
                     Common    Common     Paid-in      Earnings       Income       Treasury       ESOP          for
                     Shares    Stock      Capital     Restricted    (Loss), Net     Stock         Debt          MRP        Total
------------------  --------- --------- ------------- ------------ ------------- ------------- ----------- ------------ ------------
Balance at
  September 30,
  1999              4,322,030 $ 43,220  $ 57,741,324  $22,351,722   $(2,028,033) $(22,515,585)  $(622,247) $(2,219,849) $52,750,552

Net income
  (loss)                    -        -             -     (942,972)            -             -           -            -     (942,972)
Other
  comprehensive
  income
  Unrealized
    gain on
    securities,
    net                     -        -             -            -     1,916,185             -           -            -    1,916,185
  Reclassification
    adjustment
    for losses
    realized in
    net income,
    net                     -        -             -            -     2,029,779             -           -            -    2,029,779
                                                                    -----------                                         -----------
Comprehensive
  income                    -        -             -            -                           -           -            -    3,002,992

Stock issued in
  merger with
  Heritage Bancorp  1,829,085   18,291    32,504,075            -             -             -           -            -   32,522,366
Treasury stock
  acquired in
  merger with
  Heritage Bancorp          -        -             -            -             -    (2,379,313)                       -   (2,379,313)
Retirement of
  treasury shares  (1,382,754) (13,827)  (27,626,214)           -             -    27,640,041           -            -            -
Exercise of stock
  options               2,910       29        25,725            -             -             -           -            -       25,754
Reduction of
  ESOP debt                 -        -             -            -             -             -     388,892            -      388,892
ESOP compensation
  expense                   -        -       157,616            -             -             -           -            -      157,616
ESOP payment                -        -       524,884            -             -             -           -            -      524,884
Earned portion
  of MRP                    -        -             -            -             -             -           -    2,219,849    2,219,849
Dividends on
  common stock              -        -             -   (2,051,700)            -             -           -            -   (2,051,700)
Purchase of
  Treasury Stock            -        -             -            -             -    (7,051,352)          -            -   (7,051,352)
                   ---------- --------  ------------  -----------   -----------  ------------   ---------  -----------  -----------
Balance at
  September 30,
  2000              4,771,271 $ 47,713  $ 63,327,410  $19,357,050   $ 1,917,931  $ (4,306,209)  $(233,355) $         -  $80,110,540
                                                                                                                        -----------
Net Income                                              4,783,569                                                         4,783,569
Other
  comprehensive
  income:
  Unrealized gain
    on securities,
    net                                                               1,387,671                                           1,387,671
  Reclassification
    adjustment for
    gains realized
    in net income,
    net                                                                (994,374)                                           (994,374)
                                                                                                                        -----------
Comprehensive
  income                                                                                                                  5,176,866

Exercise of stock
  options               7,727       77        68,307                                                                         68,384
Reduction of
  ESOP debt                                                                                        44,446                    44,446
ESOP compensation
  expense                                     74,409                                                                         74,409
Dividends on
  common stock                                         (1,296,361)                                                       (1,296,361)
Purchase of
  Treasury Stock                                                                   (4,429,006)                           (4,429,006)
                   ---------- --------  ------------  -----------   -----------  ------------   ---------  -----------  -----------
Balance at
  March 31, 2001    4,778,998 $ 47,790  $ 63,470,126  $22,844,258   $ 2,311,228  $ (8,735,215)  $(188,909) $         -  $79,749,278
                   ========== ========  ============  ===========   ===========  ============   =========  ===========  ===========

         See accompanying notes to consolidated financial statements.

                    SouthBanc Shares, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

             Six Months Ended March 31, 2001 and 2000 (Unaudited)

                                                                2001                2000
                                                           -------------       -------------
Cash flows from operating activities:
  Net income                                               $  4,783,569        $  2,660,765
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                                              648,039             432,484
      Accretion, net                                           (664,261)           (537,143)
      Provision for loan losses                                 123,000             360,000
      (Gain) loss on sale of investments, net                (1,506,628)             94,702
      (Gain) loss on real estate acquired
         in foreclosure                                         306,961              (4,624)
      Gain on sale of loans, net                                 (2,421)                  -
      Gain on sale of real estate held
        for development                                         (17,424)            (82,649)
      Gain on sale of premises and equipment                     (8,741)                  -
      Deferred compensation                                      74,409             376,181
      (Increase) decrease in accrued interest
        receivable and other assets                           6,904,547          (1,116,882)
      Decrease in other liabilities                          (8,205,230)           (323,192)
                                                           ------------        ------------
          Net cash provided by operating activities           2,435,820           1,859,642
                                                           ------------        ------------

Cash flows from investing activities:
  Increase in loans receivable, net                          13,998,940          (7,179,740)
  Purchases of loans receivable                              (1,582,580)        (15,422,481)
  Purchase of cash surrender value of life insurance         (8,000,000)                  -
  Purchases of investment securities                        (15,255,640)           (795,005)
  Purchases of FHLB stock                                             -          (1,975,000)
  Purchase of premises and equipment                           (828,688)           (335,228)
  Sales of loans receivable                                     437,546                   -
  Proceeds from redemption of FHLB stock                              -           1,650,000
  Principal repayments on mortgage-backed securities          4,230,125           4,277,469
  Proceeds from maturities of investment securities           1,000,000           3,000,000
  Proceeds from sale of premises and equipment                    8,741                   -
  Proceeds from sale of mortgage-backed securities,
    available for sale                                                -           7,439,993
  Proceeds from sale of investment securities,
    available for sale                                        3,135,642                   -
  Proceeds from sale of real estate owned                       612,557             224,750
  Proceeds from sale of real estate held for
    development                                                 240,500             268,654
  Capital improvements of real estate owned                     (78,197)                  -
  Capital improvements of real estate held
    for development                                            (194,681)           (354,971)
                                                           ------------        ------------
          Net cash used in investing activities              (2,275,735)         (9,201,559)
                                                           ------------        ------------

                                   Continued

                    SouthBanc Shares, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

               Six Months Ended March 31, 2001 and 2000 (Unaudited)

                                                                2001                2000
                                                           -------------       -------------
Cash flows from financing activities:
  Increase in deposit accounts                             $      39,518       $   9,548,219
  Proceeds from FHLB Advances                                 55,000,000         105,500,000
  Repayment of FHLB Advances                                 (48,000,000)        (99,000,000)
  Proceeds from securities sold under agreements
    to repurchase                                                 17,720             116,658
  Exercise of stock options                                       68,384              10,302
  Purchase of Treasury stock                                  (4,429,006)         (4,845,512)
  Repayments of ESOP loan                                         44,446              44,446
  Dividends paid on common stock                              (1,296,361)           (906,869)
  Decrease in advance payments by borrowers
    for property taxes and insurance                            (354,632)           (182,851)
                                                           -------------       -------------
          Net cash provided by financing activities            1,090,069          10,284,393
                                                           -------------       -------------

Net increase (decrease) in cash and cash equivalents           1,250,154           2,942,476

Cash and cash equivalents, beginning of year                  21,784,653          15,546,360
                                                           -------------       -------------

Cash and cash equivalents, end of year                     $  23,034,807       $  18,488,836
                                                           =============       =============

Supplemental disclosures:
  Cash paid during the year for
      Interest                                             $  15,110,843       $   7,190,582
                                                           =============       =============
      Taxes paid (refunded)                                $  (1,163,589)      $   1,430,000
                                                           =============       =============

Noncash investing activities:
  Additions to real estate acquired in settlement
    of loans                                               $   1,936,817       $     318,069
                                                           =============       =============
  Change in unrealized net loss on securities
    available for sale, net of tax                         $     582,495       $    (723,407)
                                                           =============       =============
  Increase in Employee Stock Ownership Plan
    debt guaranteed by the Bank                            $      44,446       $      44,446
                                                           =============       =============

         See accompanying notes to consolidated financial statements.

                    SouthBanc Shares, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)


1.     Basis of Presentation
       ---------------------

          The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2000.

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

          At March 31, 2001, United Service Corporation had assets of $2.3 million. United Service Corporation is involved in two residential and two commercial real estate development projects.

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

          The Company's Board of Directors declared a cash dividend of $0.15 per share to its shareholders during the quarter ended December 31, 2000, payable to shareholders of record as of January 2, 2001, and a cash dividend of $0.15 per share during the quarter ended March 31, 2001 payable to shareholders of record as of April 2, 2001.

4.     Earnings Per Share
       ------------------

          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

          RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                                For the Six Months Ended               For the Quarter Ended
                                           ----------------------------------  --------------------------------------
                                                     March 31, 2001                        March 31, 2001
                                           ----------------------------------  --------------------------------------
                                              Income       Shares      Per        Income         Shares         Per
                                             (Numer-      (Denomi-    Share      (Numer-        (Denomi-       Share
                                              ator)        nator)     Amount      ator)          nator)       Amount
                                           ------------  ----------  --------  ------------  ---------------  -------
          Basic EPS                         $4,783,569   4,399,515   $  1.09    $1,989,815        4,328,074   $  0.46
          Effect of Diluted Securities:
           Stock Options                             -      74,393                       -           73,398
           ESOP                                      -      34,571                       -           34,571
                                            ----------   ---------              ----------        ---------

          Diluted EPS                       $4,783,569   4,508,479   $  1.06    $1,989,815        4,436,043   $  0.45

                                                For the Six Months Ended               For the Quarter Ended
                                           ----------------------------------  --------------------------------------
                                                     March 31, 2000                        March 31, 2000
                                           ----------------------------------  --------------------------------------
                                              Income       Shares      Per        Income         Shares         Per
                                             (Numer-      (Denomi-    Share      (Numer-        (Denomi-       Share
                                              ator)        nator)     Amount      ator)          nator)       Amount
                                           ------------  ----------  --------  ------------  ---------------  -------
          Basic EPS                         $2,660,765   3,011,536   $  0.88    $1,314,188        2,962,296   $  0.44
          Effect of Diluted Securities:
           Stock Options                             -      88,626                       -           82,360
           ESOP                                      -      92,185                       -           92,185
                                            ----------   ---------              ----------        ---------

          Diluted EPS                       $2,660,765   3,192,347   $  0.83    $1,314,188        3,136,841   $  0.42

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and September 30, 2000
--------------------------------------------------------------------------

General
-------

Total assets decreased $1.3 million at March 31, 2001 to $671.2 million at March 31, 2001 from $672.5 million at September 30, 2000, primarily as a result of a decrease in loans receivable and other assets.

Loans receivable decreased 2.9% or $14.9 million to $501.4 million at March 31, 2001, from $516.3 million at September 30, 2000. The decrease in loans receivable resulted primarily from a decrease in first mortgage residential and construction loans. The Company is not currently holding fixed rate loans originated in its portfolio due to the Company's estimates of expected changes in market interest rates.

Mortgage-backed securities available-for-sale decreased 3.5% or $2.5 million to $70.1 at March 31, 2001 from $72.6 million at September 30, 2000. Principal repayments on mortgage-backed securities were $4.2 million during the six months ended March 31, 2001.

Investment securities available for sale increased 82.7% or $12.1 million to $26.8 million at March 31, 2001 from $14.7 million at September 30, 2000. Certain securities had been sold following the merger with Heritage Bancorp., Inc. in July 2000 in an effort to balance the investment portfolios of the two banks and to better manage interest rate risk. During the 2001 quarter the Banks purchased securities of $15.2 million with available funds, including $13.7 million of municipal bonds and $1.5 million of a trust preferred bond. These investments were purchased in an effort to balance fixed and adjustable rate investments within the Bank's portfolio and to minimize prepayment risk.

Cash and cash equivalents increased 5.74% or $1.2 million to $23.0 at March 31, 2001 from $21.8 million at September 30, 2000. At March 31, 2001, $10.2 million was invested in interest-bearing overnight investment accounts yielding 5.33%.

Real estate held for development decreased slightly to $2.1 million at March 31, 2001. The Company is presently developing two single-family residential subdivisions and two commercial real estate development projects. Four lots were sold during the quarter in the single-family residential subdivisions. Development costs of $34,000 were incurred in one of the commercial real estate projects during the quarter.

Other assets at September 30, 2000 included accounts receivable related to settlement of security sales prior to September 30, 2000. The sales were settled in October 2000, and no such receivables existed as of March 31, 2001.

Cash surrender value of life insurance was $16.6 million at March 31, 2001, an increase of $8.3 million from $8.3 million at September 30, 2000. The Company owns life insurance policies as part of the Supplemental Executive Retirement Agreements maintained on certain key officers of the Company. The Company purchased $8.0 million of cash surrender value of life insurance to cover employee benefit expenses of Heritage Federal during the quarter ended December 31, 2000.

Deposits increased $40,000 to $452.0 million at March 31, 2001 from $451.9 million at September 30, 2000. Non-interest bearing checking accounts increased 2.01% or $300,000 to $15.2 million at March 31, 2001, from $14.9 million at September 30, 2000. Interest bearing checking accounts increased 11.61% or $5.2 million to $50.0 million at March 31, 2001, from $44.8 million at September 30, 2000, as the Company continues to offer checking products that are more aggressively priced than those offered by competitors. Statement savings accounts increased 6.76% or $3.4 million to $53.7 million at March 31, 2001 from $50.3 million at September 30, 2000. Certificates of deposit decreased 2.60% or $8.9 million to $333.0 million at March 31, 2001 from $341.9 million at September 30, 2000, as the Company did not meet higher interest rates offered by local competitors.

Borrowings through reverse repurchase agreements were $20.4 million at March 31, 2001 and at September 30, 2000. The Company pledged $21.0 million of mortgage-backed securities as collateral for these borrowings. The Company has borrowed $10.0 million at a rate of 6.71% with a call date of February 3, 2002, and a maturity date of February 3, 2005, and $10.0 million at a rate of 6.66%, with a maturity date of May 12, 2001.

Advances from the Federal Home Loan Bank increased $7.1 million to $105.4 million at March 31, 2001 from $98.3 million at September 30, 2000. The additional borrowings were used to fund the $8.0 million purchase of cash surrender value of life insurance.

Stockholders equity decreased $361,000 to $79.7 million at March 31, 2001 from $80.1 million at September 30, 2000. Retained earnings was increased by net income of $4.8 million for the six months ended March 31, 2001, and decreased by dividends paid in the amount of $1.3 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account. During the first six months of fiscal 2001, the Company repurchased 238,602 shares at an average cost of $18.56 per share and a total cost of $4.4 million. Accumulated other comprehensive income, net, increased $393,000 to $2.3 million at March 31, 2001 from $1.9 million at September 30, 2000 due to an increase in the market value of investment securities available for sale.

The Company contributed $44,000 to the employee stock ownership plan reducing the contra-equity account related to the plan's debt.

Comparison of Operating Results for the Three Months Ended March 31, 2001, and 2000

Net Income
----------

Net income for the three months ended March 31, 2001, increased to $2.0 million or $0.46 basic earnings per share and $0.45 diluted earnings per share, compared to $1.3 million or $0.44 basic earnings per share and $0.42 diluted earnings per share for the same three months a year ago. The primary reason for the increase was the acquisition of Heritage Federal in July 2000. See the Company's September 30, 2000 audited consolidated financial statements for a discussion of the merger with Heritage Bancorp, Inc., former parent company of Heritage Federal.

Net Interest Income
-------------------

Net interest income was $5.0 million for the three months ended March 31, 2001 and $3.0 million for the three months ended March 31, 2000. Heritage Federal added approximately $248 million in total loans in 2000. Total interest income increased 88.3% or $5.9 million to $12.5 million for the three months ended March 31, 2001, from $6.6 million for the three months ended March 31, 2000, due primarily to a higher average balance of outstanding loans which increased $239.3 million or 89.0% to an average of $508.1 million yielding 8.33% for the three months ended March 31, 2001, from $268.8 million yielding 8.04% for the three months ended March 31, 2000. Interest income on mortgage-backed securities increased 68.5% or $530,000 to $1.3 million for the three months ended March 31, 2001, as the average balance increased $24.4 million to $71.3 million for the three months ended March 31, 2001 from $46.9 million for the three months ended March 31, 2000. Much of the increase in average balances is due to the addition of Heritage Federal to the consolidated Company and to changes in the relative mix of assets in the combined Company's balance sheet. Approximately $8.8 million of mortgage-backed securities were on Heritage Federal's balance sheet at March 31, 2000. In addition, as loans decreased during the quarter, investable funds were used to purchase investment and mortgage-backed securities. Interest income on other investments increased 32.7% or $150,000 due primarily to a higher balance of investment securities and interest bearing deposits which increased 34.4% or $8.8 million, to an average balance of $34.4 million yielding 5.73% for the three months ended March 31, 2001, from $25.6 million yielding 7.16% for the three months ended March 31, 2000. The increase in average balances was only partially offset by the decrease in yield on these investments, causing interest income to increase.

Interest Expense
----------------

Interest expense on deposits increased 139.1% or $3.2 million as the average outstanding balance increased 97.1% or $218.0 million to $442.5 million at an average cost of 5.00% for the three months ended March 31, 2001, from $224.5 million at an average cost of 4.12% for the three months ended March 31, 2000. Heritage Federal added over $200 million of deposits at the time of the merger in July 2000. In addition, interest rates were higher during the 2001 quarter than in the 2000 quarter. Interest on borrowings increased $598,000 to $1.9 million for the three months ended March 31, 2001, from $1.3 million for the three months ended March 31, 2000, as the average borrowings increased 44.0% or $40.7 million to $133.1 million at an average cost of 5.83% for the three months ended March 31, 2001, from $92.4 million at an average cost of 5.14% for the three months ended March 31, 2000. The total cost of average interest bearing liabilities for the quarter ended March 31, 2001 was 5.19%.

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

The provision for loan losses decreased 61.9% or $130,000 to $80,000 for the three months ended March 31, 2001, from $210,000 for the three months ended March 31, 2000 due to a decrease in non-performing assets during the quarter ended March 31, 2001. Non-performing assets represented 1.58% of total assets at March 31, 2001. The allowance for loan losses was 1.22% of total loans at March 31, 2001 and 1.28% at September 31, 2000.

Non-performing assets at March 31, 2001 were $10.6 million consisting of $3.0 million of residential mortgage construction loans, $2.0 million of real estate acquired in settlement of loans, $4.7 million of single family residential loans, $845,000 of commercial real estate loans, and $28,000 of consumer loans. Non-performing assets at September 30, 2000 were $13.4 million consisting of $5.3 million of residential mortgage construction loans, $1.1 million of real estate acquired in settlement of loans, $5.1 million of single family residential loans, $1.5 million of commercial real estate loans, $354,000 of commercial loans, and $63,000 of consumer loans.

The allowance for loan losses to total net loans was 1.22% March 31, 2001, and 1.28% at September 30, 2000.

Other Income
------------

Total other income increased 8.79% or $128,000 to $1.6 million for the three months ended March 31, 2001, from $1.5 million for the three months ended
March 31, 2000. Loan and deposit service charges increased $153,000 to $1.1 million from $948,000 for the three months ended March 31, 2000, as a result of the larger portfolio of accounts held by the Company following the addition of Heritage Federal. Gain (loss) on sale of investments was a gain of $337,500 for the three months ended March 31, 2001. There was no gain or loss on the sale of investments for the three months ended March 31, 2000. Gain (loss) on real estate acquired in settlement of loans was a loss of $307,500 for the three months ended March 31, 2001, compared to a gain of $10,000 for the three months ended March 31, 2000. During the second quarter of 2001 certain properties acquired in settlement of loans were written down to net realizable value following new appraisals of the properties.

There was a $3,000 gain on sale of loans for the three months ended March 31, 2001. There was no gain or loss for the three months ended March 31, 2000. Gain on sale of real estate held for development was negligible for the three months ended March 31, 2001. United Service Corporation sold four lots in The Meadows residential subdivision earning as gain of $30,000 for the three months ended March 31, 2000. Earnings on bank owned life insurance increased 84.9% or $107,000 to $233,000 for the three months ended March 31, 2001 from $126,000 for the three months ended March 31, 2000, due to the purchase of $8.0 million of additional officers life insurance for Heritage Federal in the first fiscal quarter of 2001. Other income decreased $127,000 to $211,000 for the three months ended March 31, 2001, compared to $338,000 for the three months ended March 31, 2000. Other income in 2000 included a positive change in the market value of the Company's investment in limited partnership. The 2001 quarter included increases from United Investments and Mortgage First subsidiaries, but did not include any positive changes in the limited partnership investment's market value.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 46.4% or $596,000 to $1.9 million for the three months ended March 31, 2001, from $1.3 million for the three months ended March 31, 2000. The Company increased the number of employees as a result of the merger, increasing by 65 full time equivalent employees to 180 at March 31, 2001 from 115 at March 31, 2000. Office occupancy increased 33.5% or $49,000 to $197,000 for the three months ended March 31, 2001, from $148,000 for the three months ended March 31, 2000, due to an increase in office building depreciation expense and property taxes. Furniture and equipment expenses increased 60.2% or $164,000 to $436,000 for the three months ended March 31, 2001, from $272,000 for the three months ended March 31, 2000. The Company owned six office buildings in March 2000 and ten office buildings in 2001. Advertising increased 223.1% or $86,000 to $125,000 for the three months ended March 31, 2001, from $39,000 for the three months ended March 31, 2000 due to the free checking program promotion that began at Heritage Federal in October 2000. Data processing increased 58.1% or $72,000 to $197,000 for the three months ended March 31, 2001, from $125,000 for the three months ended March 31, 2000. Office supplies increased 82.7% or $62,000 to $138,000 for the three months ended March 31, 2001, from $75,000 for the three months ended March 31, 2000, due to the addition of Heritage Federal to the consolidated results.
There was no profit improvement program expense for the three months ended March 31, 2001 compared to $24,000 for the three months ended March 31, 2000. The profit improvement program included consultant fees for sales training, staff realignment, and product fee enhancement. Other operating expenses increased 78.2% or $246,000 to $561,000 for the three months ended March 31, 2001, from $315,000 for the three months ended March 31, 2000. The increases are primarily due to the acquisition of Heritage Federal, and several types of other expenses are affected. The largest increases were in legal expenses of $41,000, transfer agent expenses of $46,000, consultant expenses for a human resources project of $50,000, an increase in directors and officers liability insurance of $31,000, telephone expenses of $16,000, postage of $18,000 and expenses related to real estate acquired in foreclosure of $20,000.

Income Taxes
------------

Income taxes increased 58.9% or $361,000 to $974,000 for the three months ended March 31, 2001, from $613,000 for the three months ended March 31, 2000. This was due to an increase in income before taxes of 53.8% or $1.1 million to $3.0 million from $1.9 million for the three months ended March 31, 2001, and 2000, respectively, primarily due to the merger with Heritage Bancorp in July 2000.

Comparison of Operating Results for the Six Months Ended March 31, 2001, and 2000

Net Income
----------

Net income for the six months ended March 31, 2001, increased to $4.8 million or $1.09 basic earnings per share and $1.06 diluted earnings per share, compared to $2.7 million or $0.88 basic earnings per share and $0.83 diluted earnings per share for the same six months a year ago. The primary reason for the increase was the acquisition of Heritage Federal in July 2000. See the Company's September 30, 2000 audited consolidated financial statements for a discussion of the merger with Heritage Bancorp, Inc., former parent company of Heritage Federal.

Net Interest Income
-------------------

Net interest income was $10.1 million for the six months ended March 31, 2001 and $6.1 million for the six months ended March 31, 2000. The acquisition of Heritage Federal added approximately $248 million in total loans to the Company's interest earning assets in the fourth quarter of fiscal 2000. Total interest income increased 90.8% or $12.1 million to $25.4 million for the six months ended March 31, 2001, from $13.3 million for the six months ended
March 31, 2000, due primarily to a higher average balance of outstanding loans which increased $247.5 million or 93.8% to an average of $511.3 million yielding 8.44% for the six months ended March 31, 2001, from $263.8 million yielding 8.05% for the six months ended March 31, 2000. Interest income on mortgage-backed securities increased 54.1% or $915,000 to $2.6 million for the six months ended March 31, 2001, as the average balance increased $22.5 million to $71.8 million for the six months ended March 31, 2000 from $49.3 million for the six months ended March 31, 2000. Much of the increase in average balances is due to the addition of Heritage Federal to the consolidated Company. Approximately $14.0 million of mortgage-backed securities were on Heritage Federal's balance sheet at March 31, 2000. In addition, since the acquisition of Heritage Federal in the fourth quarter of fiscal 2000, the Company has restructured its investments to manage interest rate risk while maximizing earnings, causing certain investments to be divested and other assets to be purchased. Interest income on other investments increased 17.8% or $175,000 due primarily to a higher balance of investment securities and interest bearing deposits which increased 10.4% or $10.4 million, to an average balance of $38.2 million yielding 6.0% for the six months ended March 31, 2001 from $27.8 million yielding 7.05% for the six months ended March 31, 2000. The increase in the balances is mainly due to the merger with Heritage Bancorp. The reason for the decrease in rate is the overall decrease in market interest rates in the second quarter of 2001 and due to changes in the mix of assets among investment securities, interest bearing deposits and FHLB stock.

Interest Expense
----------------

Interest expense on deposits increased 149.2% or $6.7 million as the average outstanding balance increased 99.0% or $220.1 million to $442.4 million at an average cost of 5.06% for the six months ended March 31, 2001, from $222.3 million at an average cost of 4.04% for the six months ended March 31, 2000. Heritage Federal added over $200 million of deposits at the time of the merger in July 2000. In addition, interest rates on time deposits were higher during the 2001 quarter than in the 2000 quarter. Average rates of interest paid on certificates of deposit during the first six months of fiscal 2001 were 6.02% compared to 5.34% paid on certificates of deposit during the first six months of
fiscal 2000.   Interest on borrowings increased $1.4 million to $4.1 million for the six months ended March 31, 2001, from $2.7 million for the six months ended March 31, 2000, as the average borrowings increased 40.0% or $37.4 million to $130.8 million at an average cost of 6.28% for the six months ended March 31, 2001, from $93.4 million at an average cost of 5.71% for the six months ended March 31, 2000.

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

The provision for loan losses decreased 65.8% or $237,000 to $123,000 for the six months ended March 31, 2001, from $360,000 for the six months ended March 31, 2000, due to a decrease in non-performing assets during the six months ended March 31, 2000.

Non-performing assets at March 31, 2001, were $10.6 million consisting of $3.0 million of residential mortgage construction loans, $2.0 million of real estate acquired in settlement of loans, $4.7 million of single family residential loans, $845,000 of commercial real estate loans, and $28,000 of consumer loans. Non-performing assets at September 30, 2000 were $13.4 million consisting of $5.3 million of residential mortgage construction loans, $1.1 million of real estate acquired in settlement of loans, $5.1 million of single family residential loans, $1.5 million of commercial real estate loans, $354,000 of commercial loans, and $63,000 of consumer loans. As these non-performing assets have decreased, the Company has been able to provide lower levels of provision for loan losses. Year to date charge-offs total $458,000 as of March 31, 2001.

The allowance for loan losses to total loans was 1.22% at March 31, 2001 and 1.27% at September 30, 2000.

Other Income
------------

Total other income increased 57.7% or $1.6 million to $4.4 million for the six months ended March 31, 2001, from $2.8 million for the six months ended March 31, 2000. Loan and deposit service charges increased $339,000 to $2.3 million from $2.0 million for the six months ended March 31, 2000, as a result of an increase to the fee structure of deposit accounts and an increase in the number of checking accounts. Gain (loss) on sale of investments was a gain of $1.5 million for the six months ended March 31, 20001 compared to a loss of $95,000 for the six months ended March 31, 2000. The gain resulted from the sale of equity investments. Gain (loss) on real estate acquired in settlement of loans was a loss of $307,000 for the six months ended March 31, 2001, compared to a gain of $5,000 for the six months ended March 31, 2000.

There was a loss on sale of loans of $2,400 for the six months ended March 31, 2001, compared to no loss for the six months ended March 31, 2000. Gain on sale of real estate held for development was $17,000 for the six months ended March 31, 2001, as eight residential lots were sold by the United Service Corporation in The Meadows residential subdivision compared to $83,000 for the six months ended March 31, 2000, as seven residential lots were sold in The Meadows. Earnings on bank owned life insurance increased 66.6% or $157,000 to $390,000 for the six months ended March 31, 2001 from $234,000 for the six months ended March 31, 2000 due to the purchase of $8.0 million of additional officers life insurance for Heritage Federal during the first quarter of fiscal 2001. Other income decreased $125,000 to $460,000 for the six months ended March 31, 2001, compared to $586,000 for the six months ended March 31, 2000. Other income in 2000 included a positive change in the market value of the Company's investment in limited partnership. The 2001 period included increases from United Investments and Mortgage First subsidiaries, but did not include any positive changes in the limited partnership investment's market value.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 42.4% or $1.0 million to $3.6 million for the six months ended March 31, 2001, from $2.6 million for the six months ended March 31, 2000. The Company increased the number of employees as a result of the merger, increasing by 65 full time equivalent employees to 180 at March 31, 2001 from 115 at March 31, 2000. Office occupancy increased 40.7% or $112,000 to $388,000 for the six months ended March 31, 2001, from $276,000 for the six months ended March 31, 2000, due to a increase in the number of buildings operated by the consolidated Company. The Company owned six office buildings during the period ended March 31, 2000 and ten office buildings for the same period in 2001. Furniture and equipment expenses increased 71.1% or $366,000 to $881,000 for the six months ended March 31, 2001, from $515,000 for the six months ended March 31, 2000. Advertising increased 166.6% or $142,000 to $228,000 for the six months ended March 31, 2001, from $85,000 for the six months ended March 31, 2000. Advertising costs increased as a result of the merger due to the fact that Heritage began a new free checking product campaign during the months immediately following the merger. Data processing increased 49.4% or $124,000 to $376,000 for the six months ended March 31, 2001, from $252,000 for the six months ended March 31, 2000. Data processing expenses increased for the consolidated Company at a rate lower than the increases in other types of expenses due to the fact that both Banks use the same computer software system. The Company experienced an increase in the number of computers used by associates, but was able to discontinue certain types of software maintenance costs incurred by Heritage as a result of the merger. Office supplies increased 73.4% or $132,000 to $311,000 for the six months ended March 31, 2001, from $179,000 for the six months ended March 31, 2000, due to the addition of Heritage Federal. There was no profit improvement program expense for the six months ended March 31,2001 compared to $94,000 for the six months ended March 31, 2000. The profit improvement program included consultant fees for sales training, staff realignment, and product fee enhancement. Other operating expenses increased 94.1% or $567,000 to $1.2 million for the six months ended March 31, 2001, from $602,000 for the six months ended March 31, 2000. The increases are primarily due to the acquisition of Heritage Federal, and several types of other expenses are affected. The largest increases were in legal expenses of $103,000, transfer agent expense of $56,000, consultant expense for a human resources project of $75,000, an increase in directors and officers liability insurance expense of $54,000, telephone expenses of $25,000, postage of $40,000 and expenses related to real estate acquired in foreclosure of $65,000.

Income Taxes
------------

Income taxes increased 95.1% or $1.2 million to $2.5 million for the six months ended March 31, 2001, from $1.3 million for the six months ended March 31, 2000. This was due to an increase in income before taxes of 84.7% or $3.3 million to $7.3 million from $3.9 million for the six months ended March 31, 2001, and 2000, respectively, primarily due to the merger with Heritage Bancorp in July 2000.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, repayment of loan principal, and repayment of mortgage backed securities and collateralized mortgage obligations, and, to a lesser extent, maturities of investment securities, and short-term investments, and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds. In addition, the Company is eligible to borrow funds from the FHLB of Atlanta. Recent legislation repealed the OTS's minimum liquidity ratio requirement. OTS regulations now require the Banks to maintain sufficient liquidity to ensure their safe and sound operation.

The primary investing activity of the Company is lending. During the three months ended March 31, 2001, the Company originated $23.4 million of loans and $400,000 of loans were sold. The Company also purchased $1.6 million of loans. Principal repayments of loans, mortgage-backed securities, and collateralized mortgage obligations and Federal Home Loan Bank advances primarily funded the retained originations.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At March 31, 2001, the Company had outstanding commitments to originate loans of approximately $84.7 million.

Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totaled $278.2 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

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

Perpetual Bank, A Federal Savings Bank
--------------------------------------

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                              For Capital Adequacy       Prompt Corrective
                                            Actual                  Purposes             Action Provisions
                                       -----------------  -----------------------------  ------------------
                                        Amount    Ratio      Amount          Ratio        Amount    Ratio
                                       --------  -------  -------------  --------------  --------  --------
                                                          (Dollars in thousands)
As of March 31, 2001:
---------------------
Tangible Capital (To Total Assets)      $35,599   9.55 %      $ 5,592        1.50 %       $     -      -  %
Core Capital (To Total Assets)          $35,599   9.55 %      $14,912        4.00 %       $18,640    5.00 %
Tier I Capital (To Risk-Based Assets)   $35,599  14.78 %      $     -           - %       $14,452    6.00 %
Risk-Based Capital (To Risk-Based
   Assets)                              $38,278  15.89 %      $19,270        8.00 %       $24,087   10.00 %

-----------------------------

Heritage Federal Bank
---------------------

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                              For Capital Adequacy       Prompt Corrective
                                            Actual                  Purposes             Action Provisions
                                       -----------------  -----------------------------  ------------------
                                        Amount    Ratio      Amount          Ratio        Amount     Ratio
                                       --------  -------  -------------  --------------  ---------  -------
                                                          (Dollars in thousands)
As of March 31, 2001:
---------------------

Tangible Capital (To Total Assets)      $36,323    11.79 %    $ 4,318        1.50 %        $     -      - %
Core Capital (To Total Assets)          $36,323    11.79 %    $11,515        4.00 %        $14,393   5.00 %
Tier I Capital (To Risk-Based Assets)   $36,323    17.41 %    $     -           - %        $11,696   6.00 %
Risk-Based Capital (To Risk-Based
   Assets)                              $33,945    19.87 %    $15,596        8.00 %        $19,495  10.00 %

If the Banks were to fail to meet the minimum capital requirements, they will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". This statement will become effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. In addition to replacing SFAS No. 125, this statement will rescind SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but will carry over most of the provisions of Statement 125 without reconsideration. The Company anticipates that adoption of the standard will not have a material effect on the Company.

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


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. At March 31, 2001, there have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's 2000 Annual Report to stockholders.

For the three month period ended March 31, 2001, the Banks interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.82%. As of the quarter ended
December 31, 2000, the interest rate spread was 2.79%. The Company's management believes that the interest rate spread has improved as market interest rates have decreased and liabilities have matured or repriced. The prime rate quoted by major United States ("US") banks as of January 1, 2001 was 9.5%, but had decreased to 8.00% as of April 1, 2001, and the rate on 90 day US treasury bills as of January 1, 2001 was 5.88%, but had decreased to 4.28% as of April 1, 2001. The Banks' interest bearing liabilities are currently repricing or maturing at a faster rate than their interest earning assets, and are repricing at lower interest rates, thereby improving the Banks' interest rate spread.

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

None

Item 3.    Defaults Upon Senior Securities
------------------------------------------

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     On January 17, 2001, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms, the ratification of the approval of the SouthBanc Shares, Inc. 2001 Stock Option Plan and the ratification of Elliot Davis, LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                          Number of Votes  Number of Votes
Election of Directors           FOR           WITHHELD
------------------------  ---------------  ---------------
F. Stevon Kay...........        4,041,505          104,203
Robert W. "Lujack" Orr..        4,041,505          104,203
John C. Owings, II......        4,041,505          104,203

     The Directors whose terms continued and the years their terms expire are as follows: Harold A. "Drew" Pickens, Jr. (2002), J. Riley Bailes (2002), Martha C. Clamp (2002), J. Edward Wells (2003) and Richard C. Ballenger (2003).

                                                                       No. of    No. of   No. of
                                                                       Votes      Votes    Votes    Broker
                                                                        FOR      AGAINST  ABSTAIN  Non-Votes
                                                                      ---------  -------  -------  ---------
2. Approval of the SouthBanc Shares, Inc.
   2001 Stock Option Plan...........................................  2,675,030  287,729   32,453  1,507,022

                                                                       No. of    No. of   No. of
                                                                       Votes      Votes    Votes
                                                                        FOR      AGAINST  ABSTAIN
                                                                      ---------  -------  -------
3. Ratification of Elliot Davis, LLP as the Company's
   Independent Auditors.............................................  4,097,098   22,815   25,795

Item 5.    Other Information
----------------------------

None

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

     A.    Exhibits:
           ---------

            3.1   Certificate of Incorporation of the Company (1)
            3.2   Bylaws of the Company (1)
           10.1   Employment Agreement between SouthBanc Shares, Inc. and
                  Robert W. Orr (2)
           10.2   Employment Agreement between SouthBanc Shares, Inc. and
                  Thomas C. Hall (2)
           10.3   Employment Agreement between SouthBanc Shares, Inc. and
                  Barry C. Visioli (2)
           10.4   Employment Agreement between Perpetual Bank, A Federal
                  Savings Bank and Robert W. Orr  (2)
           10.5 Employment Agreement between Perpetual Bank, A Federal Savings Bank and Thomas C. Hall (2)
           10.6 Employment Agreement between Perpetual Bank, A Federal Savings Bank and Barry C. Visioli (2)
           10.7   1998 Stock Option Plan (3)
           10.8   1998 Management Development and Recognition Plan (3)
           10.9   Supplemental Executive Retirement Agreement with Robert W.
                  Orr (2)
           10.10 Supplemental Executive Retirement Agreement with Thomas C. Hall (2)
           10.11 Supplemental Executive Retirement Agreement with Barry C. Visioli (2)
           10.12  Employment Agreement between SouthBanc Shares, Inc. and
                  J. Edward Wells (4)
           10.13  2001 Stock Option Plan (5)

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

           (3) Incorporated by reference to the Company's Definitive Proxy Statement dated December 18, 1998.

           (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

           (5) Incorporated by reference to the Company's Definitive Proxy Statement dated December 14, 2000.


     B.    Reports on Form 8-K
           -------------------

           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SouthBanc Shares, Inc.


Date:  May 11, 2001                    /s/ Robert W. Orr
                                       -------------------------------------
                                       Robert W. Orr
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)



Date:  May 11, 2001                    /s/ Thomas C. Hall
                                       -------------------------------------
                                       Thomas C. Hall
                                       Chief Financial Officer