Form 10-Q
period 2001-06-30
SOUTHBANC SHARES INC
filed 2001-08-14
CIK 1051378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20052

           ----------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

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

                                   (Zip Code)

                            (8 6 4 ) 2 2 5 - 0 2 4 1
         -------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         (1)      Yes   X                                   No
                      -----                                    -----

$0.01 par value of common stock                              4,247,605
-------------------------------                         ------------------
            (Class)                              (Outstanding at June 30, 2001)

                     SouthBanc Shares, Inc. and Subsidiaries

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

Item 1.           Financial Statements
                    Consolidated Balance Sheets as of June 30, 2001 and
                         September 30, 2000 (unaudited)...................................   3
                    Consolidated Statements of Income for the Nine Months Ended
                         June 30, 2001, and the Three Months Ended June 30, 2001
                         (unaudited)......................................................   4
                    Consolidated Statements of Stockholders' Equity
                         for the Year Ended September 30, 2000 and
                         the Nine Months Ended June 30, 2001 (unaudited)..................   5
                    Consolidated Statements of Cash Flows for the Nine Months
                         Ended June 30, 2001 and 2000 (unaudited).........................   6
                    Notes to Consolidated Financial Statements (unaudited)                   8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations for the Three Months Ended June 30,
                  2001 and 2000 and the Nine Months Ended June 30, 2001 and 2000..........   9
                    Liquidity and Capital Resources.......................................  15
                    Capital Compliance....................................................  16
                    Impact of New Accounting Pronouncements...............................  16
                    Effect of Inflation and Changing Prices...............................  16

Item 3.           Market Risk Disclosure                                                    17

Part II           Other Information
                    Items:

                    1.  Legal Proceedings.................................................  18
                    2.  Changes in Securities and Use of Proceeds.........................  18
                    3.  Defaults Upon Senior Securities...................................  18
                    4.  Submission of Matters to a Vote of Senior Holders.................  18
                    5.  Other Information.................................................  18
                    6.  Exhibits and Reports on Form 8-K..................................  18

                    Signatures............................................................  19


                      SouthBanc Shares, Inc. and Subsidiary

                     Consolidated Balance Sheets (Unaudited)

Item I - Financial Statements

                                                                                             June 30,           September 30,
                                                                                        ------------------   ------------------
                                                                                               2001                 2000
                                                                                        ------------------   ------------------

                                     ASSETS

Cash and cash equivalents                                                                     $26,159,207          $21,784,653
Investment securities available for sale (amortized cost of
     $33,668,427 at June 30, 2001, and $11,131,361 at
     September 30, 2000)                                                                       36,327,244           14,658,670
Federal Home Loan Bank stock, at cost                                                           7,525,000            7,525,000
Mortgage-backed securities available for sale (amortized cost of
     $65,581,324 at June 30, 2001 and $61,916,848 at
     September 30, 2000                                                                        67,051,056           72,659,003
Loans receivable, (net of allowance for loan losses of $7,324,222
     at June 30, 2001 and $6,616,143 at September 30, 2000)                                   481,120,744          516,338,740
Investment in limited partnership                                                               1,845,730            1,864,373
Real estate acquired in settlement of loans                                                     1,940,403            1,091,609
Premises and equipment, net                                                                     2,009,873            2,133,598
Real estate held for development                                                               11,013,724           10,776,074
Accrued interest receivable
     Loans receivable                                                                           3,589,539            3,765,678
     Mortgage-backed and other securities                                                         886,167              726,503
Cash surrender value of life insurance                                                         16,864,016            8,272,700
Other                                                                                           3,598,389           10,927,970
                                                                                        ------------------   ------------------
        Total assets                                                                         $659,931,092         $672,524,571
                                                                                        ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                                     $442,445,504         $451,913,200
Advances from the Federal Home Loan Bank ("FHLB")                                             107,365,435           98,332,948
Securities sold under agreements to repurchase                                                 20,070,359           20,423,482
Advance payments by borrowers for property taxes and insurance                                    458,502              676,429
Accrued interest payable                                                                        2,792,040            2,041,265
Accrued expenses and other liabilities                                                          6,698,914           19,026,707
                                                                                        ------------------   ------------------
        Total liabilities                                                                     579,830,754          592,414,031
                                                                                        ------------------   ------------------


STOCKHOLDERS' EQUITY

Preferred stock ($0.01 par value; authorized 250,000 shares; none
     issued or outstanding at June 30, 2001 and September 30, 2000)                                     -                    -
Common stock ($0.01 par value; authorized 7,500,000 shares;
     issued 4,781,500 and 4,771,271 shares at June 30, 2001 and
     September 30, 2000, respectively)                                                             47,815               47,713
Additional paid-in capital                                                                     63,564,450           63,327,410
Retained earnings, restricted                                                                  23,535,714           19,357,050
Treasury stock - at cost (533,895 shares and 252,168
     shares at June 30, 2001 and September 30, 2000, respectively)                             (9,647,795)          (4,306,209)
Accumulated other comprehensive loss, net                                                       2,766,839            1,917,931
Indirect guarantee other comprehensive loss, net                                                 (166,685)            (233,355)
Deferred compensation for Management Recognition Plan (MRP)                                             -                    -
                                                                                       -------------------   ------------------

        Total stockholders' equity                                                             80,100,338           80,110,540
                                                                                       -------------------   ------------------

        Total liabilities and stockholders' equity                                           $659,931,092         $672,524,571
                                                                                       ===================   ==================



        See accompanying notes to the consolidated financial statements.

                      SOUTHBANC SHARES, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For The Nine Months Ended        For The Three Months Ended
                                                                            June 30,                          June 30,
                                                                --------------------------------  --------------------------------
                                                                    2001             2000             2001             2000
                                                                --------------  ----------------  --------------  ----------------
Interest income:
       Loans                                                      $31,489,396      $ 16,208,996     $ 9,898,164    $  5,592,598
       Mortgage-backed securities                                   3,736,338         2,530,124       1,131,909         840,300
       Other investments                                            1,933,864         1,470,823         777,766         489,564
                                                                -------------   ---------------   -------------   -------------
            Total interest income                                  37,159,598        20,209,943      11,807,839       6,922,462
Interest expense:
       Interest on deposits:
            Transaction accounts                                      522,572           683,839         151,171         222,886
            Passbook accounts                                       1,231,708           528,083         390,211         194,865
            Certificate accounts                                   14,776,094         5,824,681       4,799,776       2,127,923
                                                                -------------   ---------------   -------------   -------------
            Total interest on deposits                             16,530,374         7,036,603       5,341,158       2,545,674
       Interest on borrowings                                       5,831,671         4,212,609       1,724,558       1,543,742
                                                                -------------   ---------------   -------------   -------------
            Total interest expense                                 22,362,045        11,249,212       7,065,716       4,089,416
                                                                -------------   ---------------   -------------   -------------

Net interest income                                                14,797,553         8,960,731       4,742,123       2,833,046
Provision for loan losses                                           1,979,000           435,000       1,856,000          75,000
                                                                -------------   ---------------   -------------   -------------
Net interest income after provision for loan losses                12,818,553         8,525,731       2,886,123       2,758,046
                                                                -------------   ---------------   -------------   -------------
Other income:
       Loan and deposit account service charges                     3,446,443         2,950,894       1,151,208         994,800
       Gain (loss) on sale of investments                           1,814,092           (94,702)        307,464               -
       Gain (loss) on sale of real estate acquired in                (619,322)           (1,564)       (312,361)         (6,188)
       settlement of loans
       Gain on sale of real estate held for development                60,054            84,183          42,631           1,534
       Earnings on bank owned life insurance                          629,968           343,884         239,614         110,328
       Settlement of lawsuit                                        1,430,544                 -       1,430,544               -
       Other                                                          647,574           876,704         185,070         291,162
                                                                -------------   ---------------   -------------   -------------
            Total other income                                      7,409,353         4,159,399       3,044,170       1,391,636
General and administrative expenses:
       Salaries and employee benefits                               5,666,252         3,914,472       2,018,891       1,353,700
       Occupancy                                                      634,894           407,833         247,334         133,103
       Furniture and equipment expense                              1,321,560           789,262         440,316         265,152
       FDIC insurance premiums                                         65,694            55,643          21,546          11,243
       Advertising                                                    459,852           148,858         232,221          63,464
       Data processing                                                566,972           398,038         190,916         145,642
       Office supplies                                                441,641           243,182         130,577          63,756
       Profit improvement program                                           -            94,280               -               -
       Other                                                        1,876,533           963,213         707,770         370,134
                                                                -------------   ---------------   -------------   -------------
            Total general and administrative expenses              11,033,398         7,014,781       3,989,571       2,406,194
Income before taxes                                                 9,194,508         5,670,349       1,940,722       1,743,488
Income taxes                                                        3,068,250         1,813,944         598,034         547,848
                                                                -------------   ---------------   -------------   -------------
Net income                                                        $ 6,126,258      $  3,856,405     $ 1,342,688    $  1,195,640
Basic earnings per common share                                   $      1.41      $       1.30     $      0.32    $       0.42
Diluted earnings per common share                                 $      1.37      $       1.23     $      0.31    $       0.40
Weighted average shares outstanding:
       Basic                                                        4,345,781         2,969,066       4,238,313       2,863,797
       Diluted                                                      4,457,016         3,136,679       4,360,511       3,023,757
Cash dividends per common share                                   $      0.60      $       0.45     $      0.15    $       0.15


        See accompanying notes to the consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
                 Consolidated Statements of Stockholders; Equity
  Year Ended September 30, 2000 and Nine Months Ended June 30, 2001 (Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                                             Additional       Retained     Comprehensive
                                      Common       Common      Paid-in        Earnings     Income (Loss)
                                      Shares       Stock       Capital       Restricted         Net
                                     ---------     ------    -----------    -----------    -------------
Balance at September 30, 1999        4,322,030     43,220    $57,741,324    $22,351,722      $(2,028,033)

Net income                                   -          -              -       (942,972)              -
Other comprehensive income:
   Unrealized loss on securities,
   net                                       -          -              -              -        1,916,185
   Reclassification adjustment
     for losses realized in net
     income, net                             -          -              -              -        2,029,779
                                                                                       -     -----------
Total other comprehensive income/
   (loss)                                    -          -              -              -        3,945,964
Comprehensive income                         -          -              -              -                -

Merger with Heritage                 1,829,085     18,291     32,504,075              -                -
Exercise of stock options                2,910         29         25,725              -                -
Reduction of ESOP debt                       -          -              -              -                -
ESOP  compensation expense                   -          -        157,616              -                -
ESOP payment                                 -          -        524,884              -                -
Earned portion of MRP                        -          -              -              -                -
Dividends on common stock                    -          -              -     (2,051,700)               -
Purchase of Treasury Stock                   -          -              -              -                -
                                     ---------     ------    -----------    -----------     ------------
Balance at September  30, 2000       4,771,271     47,713     63,327,410     19,357,050        1,917,931
                                     =========     ======    ===========    ===========     ============

Balance at September 30,2000
Net income                                   -          -              -      6,126,258                -
Other comprehensive income:
   Unrealized loss on securities,
     net                                     -          -              -              -        2,046,209
   Reclassification adjustment
     for losses realized in net
     income, net                             -          -              -              -       (1,197,301)
                                                                                       -    ------------
Comprehensive income

Exercise of stock options               10,229        102         90,425              -                -
Reduction of ESOP debt                       -          -              -              -                -
ESOP compensation expense                    -          -        146,615              -                -
Dividends on common stock                    -          -              -     (1,947,594)               -
Purchase of Treasury Stock                   -          -              -              -                -
                                     ---------     ------    -----------    ----------      ------------
Balance at June 30, 2001             4,781,500     47,815    $63,564,450    $23,535,714       $2,766,839
                                     =========     ======    ===========    ===========     ============

                                                    Indirect         Deferred
                                     Treasury     Guarantee of     Compensation
                                       Stock        ESOP Debt        for MRP           Total
                                   ------------   ------------  ---------------     -----------

Balance at September 30, 1999      $(22,515,585)   $(622,247)     $(2,219,849)      $52,750,552

Net income                                    -               -                -       (942,972)
Other comprehensive income:
   Unrealized loss on securities,
   net                                        -               -                -      1,916,185
   Reclassification adjustment
     for losses realized in net
     income, net                              -               -                -      2,029,779
                                                                                    -----------
Total other comprehensive income/
   (loss)                                     -               -                -      3,945,964
Comprehensive income                          -               -                -      3,085,791
                                                                                    -----------
Merger with Heritage                 25,260,730               -                -     30,143,055
Exercise of stock options                     -               -                -         25,754
Reduction of ESOP debt                        -         388,892                -        388,892
ESOP  compensation expense                    -               -                -        157,616
ESOP payment                                  -               -                -        524,884
Earned portion of MRP                         -               -        2,219,849      2,219,849
Dividends on common stock                     -               -                -     (2,051,700)
Purchase of Treasury Stock           (7,051,354)              -                -     (7,051,354)
                                   ------------       ---------   --------------    -----------
Balance at September  30, 2000       (4,306,209)       (233,355)                    $80,110,540
                                   ============       =========   ==============    ===========

Balance at September 30,2000
Net income                                    -               -                -      6,126,258
Other comprehensive income:
   Unrealized loss on securities,
     net                                      -               -                -      2,046,209
   Reclassification adjustment
     for losses realized in net
     income, net                              -               -                -     (1,197,301)
                                                                                    -----------
Comprehensive income                                                                  6,975,166
                                                                                    -----------
Exercise of stock options                     -               -                -         90,527
Reduction of ESOP debt                        -          66,670                -         66,670
ESOP compensation expense                     -               -                -        146,615
Dividends on common stock                     -               -                -     (1,947,594)
Purchase of Treasury Stock           (5,341,586)              -                -     (5,341,586)
                                   ------------  --------------  ---------------    -----------
Balance at June 30, 2001            $(9,647,795)     $(166,685)    $           0    $80,100,338
                                   ============  ==============  ===============    ===========

        See accompanying notes to the consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                    Nine Months Ended June 30, 2001 and 2000


                                                                                             2001                 2000
                                                                                       -----------------    ------------------

Cash flows from operating activities
      Net income                                                                        $  6,126,258         $  3,856,405
      Adjustments to reconcile net income to net cash provided
          by operating activities
          Equity loss in Limited Partnership                                                  18,643                    -
          Depreciation                                                                     1,301,582              645,358
          Accretion, net                                                                    (915,107)          (1,118,585)
          Provision for loan losses                                                        1,755,000              435,000
          (Gain) loss on sale of investments, net                                         (1,814,092)              94,702
          Loss on sale of real estate                                                        619,322                1,564
          Gain on sale of real estate held for development                                   (65,306)             (84,183)
          Gain on sale of premises and equipment                                              (8,816)                   -
          Deferred compensation                                                              146,615              555,565
          Increase in accrued interest receivable and other assets                         7,438,352           (1,191,964)
          Decrease in other liabilities                                                  (11,930,547)           1,144,961
                                                                                       -----------------    ------------------
              Net cash provided by operating activities                                    2,671,904            4,338,823
                                                                                       -----------------    ------------------
Cash flows from investing activities
      Decrease (increase) in loans receivable, net                                        48,317,005           (2,493,714)
      Purchases of loans receivable                                                      (18,096,561)         (25,000,555)
      Purchase of cash surrender life insurance                                           (8,000,000)                   -
      Purchases of investment securities                                                 (26,551,426)          (4,816,855)
      Purchases of FHLB stock                                                                      -           (1,975,000)
      Purchase of premises and equipment                                                  (1,539,232)            (766,449)
      Sales of loans receivable                                                              437,546                    -
      Proceeds from redemption of FHLB stock                                                       -            1,650,000
      Principal repayments on mortgage-backed securities                                   7,838,277            6,675,239
      Proceeds from maturities of investment securities                                    1,000,000            3,000,000
      Proceeds from sale of premises and equipment                                             8,816                    -
      Proceeds from sale of mortgage-backed securities, available for sale                         -            7,439,993
      Proceeds from sale of investment securities, available for sale                      4,938,284                    -
      Proceeds from sale of real estate owned                                              1,415,088              367,250
      Capital improvements of real estate owned                                              (78,197)                   -
      Proceeds from sale of real estate held for development                                 439,654              541,727
      Capital improvements of real estate held for development                              (255,875)            (463,718)
                                                                                       -----------------    ------------------
              Net cash used in investing activities                                        9,873,379          (15,842,082)
                                                                                       -----------------    ------------------
Cash flows from financing activities
      Increase (decrease) in deposit accounts                                             (9,467,696)          11,991,443
      Proceeds from FHLB Advances                                                         85,000,000          113,000,000
      Repayment of FHL Advances                                                          (76,000,000)        (110,000,000)
      Proceeds from securities sold under agreements to repurchase                          (353,123)             198,044
      Exercise of stock options                                                               90,527               25,754
      Purchase of Treasury stock                                                          (5,341,586)          (5,124,457)
      Repayments of ESOP loan                                                                 66,670               66,669
      Dividends paid on common stock                                                      (1,947,594)          (1,349,547)
      Decrease in advance payments by borrowers for property taxes and insurance            (217,927)            (115,721)
                                                                                       -----------------    ------------------
              Net cash provided by financing activities                                   (8,170,729)           8,692,185
                                                                                       -----------------    ------------------
              Net increase (decrease) in cash and cash equivalents                         4,374,554           (2,811,074)


                                                                     (Continued)

                                                                     (Continued)


                      SouthBanc Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                    Nine Months Ended June 30, 2001 and 2000

                                                                                             2001                 2000
                                                                                       -----------------    -----------------

              Net increase (decrease) in cash and cash equivalents - brought forward       4,374,554           (2,811,074)

Cash and cash equivalents, beginning of year                                              21,784,653           15,546,360
                                                                                       -----------------    -----------------

Cash and cash equivalents, end of year                                                   $26,159,207          $12,735,286
                                                                                       =================    =================
Supplemental disclosures
      Cash paid (refunded) for during the year
          Interest                                                                       $21,611,270          $11,039,984
                                                                                       =================    =================
          Taxes                                                                          $  (383,589)        $  2,095,000
                                                                                       =================    =================

Non cash investing activities

      Additions to real estate acquired in settlement of loans                           $ 2,805,006         $    584,027
                                                                                       =================    =================

      Change in unrealized net loss on securities available for sale, net of tax         $   848,908         $   (394,728)
                                                                                       =================    =================

      Decrease in Employee Stock Ownership Plan debt guaranteed by the Bank              $   (66,670)        $    (66,669)
                                                                                       =================    =================












          See accompanying notes to consolidated financial statements.

                      SouthBanc Shares, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements for SouthBanc Shares, Inc. ("Company") were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2000.

2.       Principles of Consolidation
         ---------------------------

         The accompanying unaudited consolidated financial statements include the accounts of the Company, SouthBank ("Bank"), and the Bank's wholly owned subsidiaries, Mortgage First Service Corporation and United Service Corporation, and United Service Corporation's wholly owned subsidiary, United Investment Services.

         Between July 31, 2000 and June 29, 2001, the Company operated two savings banks, Perpetual Bank and Heritage Federal Bank, as separate subsidiaries. As of June 29, 2001 the two banking subsidiaries were combined into one bank, and the name was changed to SouthBank. The consolidated results for the quarter and nine months ended June 30, 2001 include the former Heritage Federal. However, since Heritage was merged into SouthBank as of July 31, 2000, the consolidated results for the three and nine months ended June 30, 2000 do not include Heritage's results.

         United Service Corporation is a wholly-owned subsidiary of the Bank. At June 30, 2001, United Service had assets of $2.3 million. United Service is involved in two residential and two commercial real estate development projects.

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

         The Company's Board of Directors declared a cash dividend of $.15 per share to its shareholders during the quarter ended June 30, 2001, payable on July 16, 2001 to shareholders of record as of July 2, 2001.

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

         -----------------------------

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:


                                               For the Nine Months Ended                   For the Quarter Ended
                                                     June 30, 2001                             June 30, 2001
                                        -----------------------------------------  --------------------------------------
                                           Income          Shares        Per         Income         Shares         Per
                                           (Numer-        (Denomi-      Share        (Numer-       (Denomi-       Share
                                            ator)          nator)       Amount       rator)         nator)       Amount
                                        --------------  ------------- -----------  ------------  -------------  ----------

         Basic EPS                       $  6,126,258      4,345,781    $ 1.41    $  1,342,688      4,238,313     $ 0.32
         Effect of Diluted Securities
             Stock Options                          -         76,664                         -         87,627
             ESOP                                   -         34,571                         -         34,571
                                         ------------   ------------              ------------    -----------
         Diluted EPS                     $  6,126,258      4,457,016    $ 1.41    $  1,342,688      4,360,511     $ 0.31

                                               For the Nine Months Ended                   For the Quarter Ended
                                                     June 30, 2000                             June 30, 2000
                                        -----------------------------------------  --------------------------------------
                                            Income         Shares        Per         Income         Shares         Per
                                           (Numer-        (Denomi-      Share        (Numer-       (Denomi-       Share
                                            ator)          nator)       Amount       rator)         nator)       Amount
                                        ---------------  ------------ -----------  ------------  -------------  ----------

         Basic EPS                       $  3,856,405      2,969,066    $ 1.30    $  1,195,640      2,863,797     $ 0.42
         Effect of Diluted Securities
            Stock Options                           -         85,305                         -         77,652
            ESOP                                    -         82,308                         -         82,308
                                         ------------   ------------              ------------    -----------
         Diluted EPS                     $  3,856,405      3,136,679    $ 1.23    $  1,195,640      3,023,757     $ 0.40


5.    Subsequent Event - Merger with National Commerce Financial Corporation
      ----------------------------------------------------------------------

      On July 15, 2001, the Company signed a definitive agreement to be acquired by National Commerce Financial Corporation ("NCF"). The transaction will be accounted for as a purchase. Each SouthBanc shareholder can elect to receive either $28.00 per share in cash, 1.1142 shares of NCF common stock, or $14.00 per share in cash plus .5571 of a share of NCF common stock as consideration. However, the total merger consideration must be paid 50% in NCF stock and 50% in cash. The transaction is subject to approval by regulators and shareholders, and is expected to close in the fourth calendar quarter of 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and September 30, 2000
--------------------------------------------------------------------------

General
-------

Total assets decreased $12.6 million to $659.9 million at June 30, 2001 from $672.5 million at September 30, 2000, primarily as a result of a decrease in loans receivable and other assets. The decreases were offset by an increase in cash surrender value of life insurance.

Loans receivable decreased 6.8% or $35.2 million to $481.1 million at June 30, 2001, from $516.3 million at September 30, 2000. The decrease in loans receivable resulted primarily from a decrease in first mortgage residential and construction loans. The Company is currently holding fixed rate loans originated in its portfolio due to the prepayment of residential loans and a decrease in construction loan production.

Mortgage-backed securities available-for-sale decreased 7.7% or $5.6 million to $67.1 at June 30, 2001 from $72.7 million at September 30, 2000. Principal repayments on mortgage-backed securities were $7.8 million during the nine months ended June 30, 2001.

Investment securities available for sale increased 146.9% or $21.6 million to $36.3 million at June 30, 2001 from $14.7 million at September 30, 2000. Certain securities had been sold following the merger with Heritage Bancorp., Inc. in July 2000 in an effort to balance the investment portfolios of the two banks and to better manage interest rate risk. During 2001 the Bank purchased securities of $26.6 with available funds, including $16.0 million of municipal bonds and $2.6 million of trust preferred bonds, $2.0 million of Federal National Mortgage Association preferred stock, $2.0 million of Federal Home Loan Mortgage Corporation preferred stock, $1.0 million of a U. S. Treasury note and a $3.0 million Federal Home Loan Mortgage Corporation callable note.

Cash and cash equivalents increased 20.2% or $4.4 million to $26.2 at June 30, 2001 from $21.8 million at September 30, 2000. At June 30, 2001, $15.7 million was invested in interest-bearing overnight investment accounts yielding 3.76%.

Real estate held for development decreased slightly to $2.0 million at June 30, 2001. The Company is presently developing two single-family residential subdivisions and two commercial real estate development projects. Two lots were sold during the quarter in the single-family residential subdivisions and five lots were sold in one of the commercial real estate projects. Development costs of $256,000 were incurred in one of the commercial real estate projects during the quarter.

Other assets at September 30, 2000 included accounts receivable related to settlement of security sales prior to September 30, 2000. The sales were settled in October 2000, and no such receivables existed as of June 30, 2001.

Cash surrender value of life insurance was $16.9 million at June 30, 2001, an increase of $8.6 million from $8.3 million at September 30, 2000. The Company owns life insurance policies as part of the Supplemental Executive Retirement Agreements maintained on certain key officers of the Company. The Company purchased $8.0 million of cash surrender value of life insurance to cover employee benefit expenses of officers of the former Heritage Federal during the quarter ended December 31, 2000.

Deposits decreased $9.5 million to $442.4 at June 30, 2001 from $451.9 million at September 30, 2000. Non-interest bearing checking accounts decreased 7.38% or $1.1 million to $13.8 million at June 30, 2001, from $14.9 million at September 30, 2000. Interest bearing checking accounts increased 6.47% or $2.9 million to $47.7 million at June 30, 2001, from $44.8 million at September 30, 2000, as the Company continues to offer checking products that are more aggressively priced than those offered by competitors. Statement savings accounts increased 10.346% or $5.2 million to $55.5 million at June 30, 2001 from $50.3 million at September 30, 2000. Certificates of deposit decreased 4.83% or $16.5 million to $325.4 at June 30, 2001 from $341.9 million at September 30, 2000, as the Company did not meet higher interest rates offered by local competitors.

Borrowings through reverse repurchase agreements decreased 1.47% or $300,000 to $20.1 million at June 30, 2001 from $20.4 million at September 30, 2000. The Company pledged $21.0 million of mortgage-backed securities as collateral for these borrowings. The Company has borrowed $10.0 million at a rate of 6.71% with a call date of February 3, 2002, and a maturity date of February 3, 2005, and $10.0 million at a rate of 3.85%, with a maturity date of December 12, 2001.

Advances from the Federal Home Loan Bank increased $9.1 million to $107.4 million at June 30, 2001 from $98.3 million at September 30, 2000. The additional borrowings were used to fund the $8.0 million purchase of cash surrender value of life insurance.

Stockholders equity was $80.1 million at June 30, 2001 and at September 30, 2000. Retained earnings was increased by net income of $6.1 for the nine months ended June 30, 2001, and decreased by dividends paid in the amount of $1.9 million. Common stock repurchased through the common stock repurchase programs is recorded on the Company's balance sheet as Treasury Stock, a contra-equity account. During the first nine months of fiscal 2001, the Company repurchased 281,813 shares at an average cost of $18.95 per share and a total cost of $5.3 million. Accumulated other comprehensive income, net, increased $849,000 to $2.8 million at June 30, 2001 from $1.9 million at September 30, 2000 due to an increase in the market value of investment securities available for sale.

The Company contributed $67,000 to the employee stock ownership plan reducing the contra-equity account related to the plan's debt.

Comparison of Operating Results for the Three Months Ended June 30, 2001, and 2000

Net Income
----------

Net income for the three months ended June 30, 2001, increased to $1.3 million or $0.32 basic earnings per share and $0.31 diluted earnings per share, compared to $1.2 million or $0.42 basic earnings per share and $0.40 diluted earnings per share for the same three months a year ago. The primary reasons for the increase in income was the acquisition of Heritage Federal in July 2000 and the settlement of a lawsuit. See the Company's September 30, 2000 audited consolidated financial statements for a discussion of the merger with Heritage Bancorp, Inc., former parent company of Heritage Federal. The additional net interest income attributable to the merger was offset by an increase in the provision of loan losses. Earnings per share was also impacted by the shares of Company common stock issued in connection with the merger.

Net Interest Income
-------------------

Net interest income was $4.7 million for the three months ended June 30, 2001 and $2.8 million for the three months ended June 30, 2000. Heritage Federal added approximately $248 million in total loans in 2000. Total interest income increased 70.6% or $4.9 million to $11.8 million for the three months ended June 30, 2001, from $6.9 million for the three months ended June 30, 2000, due primarily to a higher average balance of outstanding loans which increased $217.5 million or 78.5% to an average of $494.5 million yielding 8.01% for the three months ended June 30, 2001, from $277.0 million yielding 8.08% for the three months ended June 30, 2000. Interest income on mortgage-backed securities increased 34.7% or $292,000 to $1.1 million for the three months ended June 30, 2001, as the average balance increased $23.8 million to $69.0 million for the three months ended June 30, 2001 from $45.2 million for the three months ended June 30, 2000. Much of the increase in average balances is due to the addition of Heritage Federal to the consolidated Company and to changes in the relative mix of assets in the combined Company's balance sheet. Approximately $8.5 million of mortgage-backed securities were on Heritage Federal's balance sheet at June 30, 2000. In addition, as loans decreased during the quarter, investable funds were used to purchase investment securities. Interest income on other investments increased 58.87% or $288,000 due primarily to a higher balance of investment securities and interest bearing deposits which increased 107.9% or $27.3 million, to an average balance of $52.6 million yielding 5.92% for the three months ended June 30, 2001, from $25.3 million yielding 7.74% for the three months ended June 30, 2000. The increase in average balances was only partially offset by the decrease in yield on these investments, causing interest income to increase.

Interest Expense
----------------

Interest expense on deposits increased 109.8% or $2.8 million as the average outstanding balance increased 96.2% or $223.1 million to $455.1 million at an average cost of 4.69% for the three months ended June 30, 2001, from $232.0 million at an average cost of 4.39% for the three months ended June 30, 2000. The Heritage merger added over $200 million of deposits in July 2000. In addition, weighted average interest rates were higher during the 2001 quarter than in the 2000 quarter. Interest on borrowings increased $181,000 to $1.7 million for the three months ended June 30, 2001, from $1.5 million for the three months ended June 30, 2000, as the average borrowings increased 30.5% or $29.0 million to $124.1 million at an average cost of 5.56% for the three months ended June 30, 2001, from $95.1 million at an average cost of 6.49% for the three months ended June 30, 2000. The total cost of average interest bearing liabilities for the quarter ended June 30, 2001 was 4.88%.

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

The provision for loan losses increased $1.8 million to $1.9 million for the three months ended June 30, 2001, from $75,000 for the three months ended June 30, 2000 due to charge-offs of $735,000 for the quarter ended June 30, 2001 compared to $26,000 for the quarter ended June 30, 2000. Charge-offs included residential mortgages of $356,000 consumer loans of $4,000, commercial loans of $82,000 and commercial real estate loans of $293,000. Non-performing assets represented 1.53% of total assets at June 30, 2001. The allowance for loan losses was 1.50% of total loans at June 30, 2001 and 1.28% at September 31, 2000.

Non-performing assets at June 30, 2001 were $10.1 million consisting of $3.9 million of residential mortgage construction loans, $1.9 million of real estate acquired in settlement of loans, $3.9 million of single family residential loans, $257,000 of commercial real estate loans, $65,000 of commercial other loans and $9,000 of consumer loans. Non-performing assets at September 30, 2000 were $13.4 million consisting of $5.3 million of residential mortgage construction loans, $1.1 million of real estate acquired in settlement of loans, $5.1 million of single family residential loans, $1.5 million of commercial real estate loans, $354,000 of commercial loans, and $63,000 of consumer loans. Due to a decrease in total loans, the allowance for loan losses has increased as a percentage of total loans at June 30, 2001 compared to previous periods. However, due to the amount of charge-offs and types of non-performing assets held by the Bank, management believes the allowance is adequate as of June 30, 2001.

Other Income
------------

Gain on sale of real estate held for development was $43,000 for the three months ended June 30, 2001 as two residential lots were sold by the United Service Corporation in The Meadows residential subdivision and five lots in the North Park Industrial Park compared to $1,500 for the three months ended June 30, 2000 as two residential lots and one residential house were sold.

Total other income increased 118.8% or $1.6 million to $3.0 million for the three months ended June 30, 2001, from $1.4 million for the three months ended June 30, 2000. Loan and deposit service charges increased $156,000 to $1.2 million from $995,000 for the three months ended June 30, 2000, as a result of the larger portfolio of accounts held by the Company following the addition of Heritage Federal. Gain (loss) on sale of investments was a gain of $307,500 for the three months ended June 30, 2001. There was no gain or loss on the sale of investments for the three months ended June 30, 2000. Gain (loss) on real estate acquired in settlement of loans was a loss of $312,000 for the three months ended June 30, 2001, compared to a loss of $6,000 for the three months ended June 30, 2000. During the third quarter of 2001 certain properties acquired in settlement of loans were written down to net realizable value following new appraisals of the properties.

Earnings on bank owned life insurance increased 117.2% or $129,000 to $239,000 for the three months ended June 30, 2001 from $110,000 for the three months ended June 30, 2000, due to the purchase of $8.0 million of additional officers life insurance for the former officers of Heritage Federal in the first fiscal quarter of 2001. The Company settled a lawsuit during the quarter, receiving $1.4 million, net of attorney's fees. The terms of the settlement are confidential.

Other income in 2000 included an increase in the value of the Company's investment in a limited partnership of $90,000. The quarter ended June 30, 2001 included a decrease of $19,000.





General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 49.1% or $665,000 to $2.0 million for the three months ended June 30, 2001, from $1.4 million for the three months ended June 30, 2000. The Company increased the number of employees as a result of the merger by 63 full time equivalent employees to 189 at June 30, 2001 from 126 at June 30, 2000. Office occupancy increased 85.8% or $114,000 to $247,000 for the three months ended June 30, 2001, from $133,000 for the three months ended June 30, 2000, due to an increase in office building depreciation expense and building repair and maintenance. Furniture and equipment expenses increased 66.1% or $175,000 to $440,000 for the three months ended June 30, 2001, from $265,000 for the three months ended June 30, 2000. The Company owned six office buildings in June 2000 and eleven office buildings in 2001. Advertising increased 265.9% or $169,000 to $232,000 for the three months ended June 30, 2001, from $63,000 for the three months ended June 30, 2000 due to the free checking program promotion that began at Heritage Federal in October 2000 and the promotion of the name change to SouthBank. Data processing increased 30.8% or $45,000 to $191,000 for the three months ended June 30, 2001, from $146,000 for the three months ended June 30, 2000. Office supplies increased 104.8% or $67,000 to $131,000 for the three months ended June 30, 2001, from $64,000 for the three months ended June 30, 2000, due to the addition of the former Heritage Federal to the consolidated results. Other operating expenses increased 91.2% or $338,000 to $708,000 for the three months ended June 30, 2001, from $370,000 for the three months ended June 30, 2000. The increases are primarily due to the acquisition of the former Heritage Federal, and several types of other expenses are affected. The largest increases were in legal expenses of $40,000, transfer agent expenses of $32,000, consultant expenses for a human resources project of $87,000, an increase in directors and officers liability insurance of $26,000, telephone expenses of $60,000, postage of $18,000 and expenses related to real estate acquired in foreclosure of $36,000.

Income Taxes
------------

Income taxes increased 9.2% or $50,000 to $598,000 for the three months ended June 30, 2001, from $548,000 for the three months ended June 30, 2000. This was due to an increase in income before taxes of 11.3% or $200,000 to $1.9 million from $1.7 million for the three months ended June 30, 2001, and 2000, respectively, primarily due to the merger with Heritage Bancorp in July 2000.

Comparison of Operating Results for the Nine Months Ended June 30, 2001, and
2000

Net Income
----------

Net income for the nine months ended June 30, 2001, increased to $6.1 million or $1.41 basic earnings per share and $1.37 diluted earnings per share, compared to $3.9 million or $1.30 basic earnings per share and $1.23 diluted earnings per share for the same nine months a year ago. The primary reason for the increase was the acquisition of Heritage Federal in July 2000. See the Company's September 30, 2000 audited consolidated financial statements for a discussion of the merger with Heritage Bancorp, Inc., former parent company of Heritage Federal. Another factor in the increased net income was the settlement of a lawsuit in June 2001 in the amount of $1.4 million, net of attorney's fees. The increases in net interest income were partially offset by an increase in the provision for loan losses.

Net Interest Income
-------------------

Net interest income was $14.8 million for the nine months ended June 30, 2001 and $9.0 million for the nine months ended March 31, 2000. The acquisition of Heritage Federal added approximately $248 million in total loans to the Company's interest earning assets in the fourth quarter of fiscal 2000. Total interest income increased 83.9% or $17.0 million to $37.2 million for the nine months ended June 30, 2001, from $20.2 million for the nine months ended June 30, 2000, due primarily to a higher average balance of outstanding loans which increased $236.7 million or 88.0% to an average of $505.8 million yielding 8.30% for the nine months ended June 30, 2001, from $269.1 million yielding 8.03% for the nine months ended June 30, 2000. Interest income on mortgage-backed securities increased 47.7% or $1.2 million to $3.7 million for the nine months ended June 30, 2001, as the average balance increased $23.0 million to $70.9 million for the nine months ended June 30, 2001 from $47.9 million for the nine months ended June 30, 2000. Much of the increase in average balances is due to the addition of the former Heritage Federal to the consolidated Company. Approximately $8.5 million of mortgage-backed securities were on Heritage Federal's balance sheet at the time of the merger in July, 2000. In addition, since the acquisition of Heritage Federal in the fourth quarter of fiscal 2000, the Company has restructured its investments to manage interest rate risk while maximizing earnings, causing certain investments to be divested and other assets to be purchased. Interest income on other investments increased 31.5% or $463,000 due primarily to a higher balance of investment securities and interest bearing deposits which increased 58.5% or $15.5 million, to an average balance of $42.0 million yielding 6.15% for the nine months ended June 30, 2001 from $26.5 million yielding 7.39% for the nine months ended June 30, 2000. The increase in the balances is mainly due to the merger with Heritage Bancorp. The reason for the decrease in rate is the overall decrease in market interest rates in the second quarter of 2001 and due to changes in the mix of assets among investment securities, interest bearing deposits and FHLB stock.





Interest Expense
----------------

Interest expense on deposits increased 134.9% or $9.5 million as the average outstanding balance increased 98.0% or $221.1 million to $446.6 million at an average cost of 4.93% for the nine months ended June 30, 2001, from $225.5 million at an average cost of 4.16% for the nine months ended June 301, 2000. Heritage Federal added over $200 million of deposits at the time of the merger in July 2000. In addition, weighted average interest rates on time deposits in the Bank's portfolio were higher during the

2001 quarter than in the 2000 quarter. Average rates of interest paid on certificates of deposit during the first nine months of fiscal 2001 were 5.96% compared to 5.48% paid on certificates of deposit during the first nine months of fiscal 2000. Interest on borrowings increased $1.6 million to $5.8 million for the nine months ended June 30, 2001, from $4.2 million for the nine months ended June 30, 2000, as the average borrowings increased 36.7% or $34.5 million to $128.5 million at an average cost of 6.05% for the nine months ended June 30, 2001, from $94.0 million at an average cost of 5.98% for the nine months ended June 30, 2000.

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

The provision for loan losses increased 354.9% or $1.6 million to $2.0 million for the nine months ended June 30, 2001, from $435,000 for the nine months ended June 30, 2000, due to charge-offs of $1.3 million for the nine months ended June 30, 2001 compared to $176,000 for the nine months ended June 30, 2000. Charge-offs included $582,000 of residential mortgage loans, $39,000 of consumer loans, $278,000 of commercial loans, and $408,000 of commercial real estate loans.

Non-performing assets at June 30, 2001, were $10.1 million consisting of $3.9 million of residential mortgage construction loans, $1.9 million of real estate acquired in settlement of loans, $3.9 million of single family residential loans, $257,000 of commercial real estate loans, $65,000 of commercial other loans and $9,000 of consumer loans. Non-performing assets at September 30, 2000 were $13.4 million consisting of $5.3 million of residential mortgage construction loans, $1.1 million of real estate acquired in settlement of loans, $5.1 million of single family residential loans, $1.5 million of commercial real estate loans, $354,000 of commercial loans, and $63,000 of consumer loans. Due to the decrease in overall loans, the allowance as a percentage of total loans has increased. The allowance for loan losses to total loans was 1.50% at June 30, 2001 and 1.28% at September 30, 2000. However, due to the increase in charge-offs in 2001 and due to the current level of non-performing assets, management believes that the higher reserve level is warranted.

Other Income
------------

Total other income increased 78.1% or $3.2 million to $7.4 million for the nine months ended June 30, 2001, from $4.2 million for the nine months ended June 30, 2000. Loan and deposit service charges increased $400,000 to $3.4 million from $3.0 million for the nine months ended June 30, 2000, as a result of an increase to the fee structure of deposit accounts and an increase in the number of checking accounts. Gain (loss) on sale of investments was a gain of $1.8 million for the nine months ended June 30, 20001 compared to a loss of $95,000 for the nine months ended June 30, 2000. The gain resulted from the sale of equity investments. Gain (loss) on real estate acquired in settlement of loans was a loss of $619,000 for the nine months ended June 30 2001, compared to a loss of $1,500 for the nine months ended June 30, 2000.

Gain on sale of real estate held for development was $60,000 for the nine months ended June 30 2001, as profit was recognized on seven residential lots were sold by the United Service Corporation in The Meadows residential subdivision and six lots in the Northpark Industrial Park compared to $84,000 for the nine months ended June 30, 2000, as profit was recognized on nineteen residential lots in The Meadows and one lot in the Northpark Industrial Park. Earnings on bank owned life insurance increased 83.1% or $286,000 to $630,000 for the nine months ended June 30, 2001 from $344,000 for the nine months ended June 30, 2000 due to the purchase of $8.0 million of additional officers life insurance for the former officers of Heritage Federal during the first quarter of fiscal 2001. Other income also included the settlement of a lawsuit in the amount of $1.4 million, net of attorney's fees. Other income increased $229,000 to $648,000 for the nine months ended June 30, 2001, compared to $897,000 for the nine months ended June 30, 2000. Other income in 2000 included a positive change in the market value of the Company's investment in limited partnership.

General and Administrative Expense
----------------------------------

Salaries and employee benefits increased 44.8% or $1.8 million to $5.7 million for the nine months ended June 30, 2001, from $3.9 million for the nine months ended June 30, 2000. The Company increased the number of employees as a result of the merger, increasing by 63 full time equivalent employees to 189 at June 30, 2001 from 126 at June 30, 2000. Office occupancy increased

55.7% or $227,000 to $635,000 for the nine months ended June 30, 2001, from $408,000 for the nine months ended June 30, 2000, due to a increase in the number of buildings operated by the consolidated Company. The Company owned six office buildings during the period ended June 30, 2000 and eleven office buildings for the same period in 2001. Furniture and equipment expenses increased 67.4% or $532,000 to $1.3 million for the nine months ended June 30, 2001, from $789,000 for the nine months ended June 30, 2000. Advertising increased 208.9% or $311,000 to $460,000 for the nine months ended June 30, 2001, from $149,000 for the nine months ended June 30, 2000. Advertising costs increased as a result of the merger and due to the free checking product campaign during the months immediately following the merger. Data processing increased 42.4% or $169,000 to $567,000 for the nine months ended June 30, 2001, from $398,000 for the nine months ended June 30, 2000. Data processing expenses increased for the consolidated Company at a rate lower than the increases in other types of expenses due to the fact that both Banks use the same computer software system. The Company experienced an increase in the number of computers used by associates, but was able to discontinue certain types of software maintenance costs incurred by Heritage as a result of the merger. Office supplies increased 81.6% or $199,000 to $442,000 for the nine months ended June 30, 2001, from $243,000 for the nine months ended June 30, 2000, due to the addition of Heritage Federal. There was no profit improvement program expense for the nine months ended June 30, 2001 compared to $94,000 for the nine months ended June 30, 2000. The profit improvement program included consultant fees for sales training, staff realignment, and product fee enhancement. Other operating expenses increased 94.8% or $913,000 to $1.9 million for the nine months ended June 30, 2001, from $963,000 for the nine months ended June 30, 2000. The increases are primarily due to the acquisition of Heritage Federal, and several types of other expenses are affected. The largest increases were in legal expenses of $143,000, transfer agent expense of $56,000, consultant expense for a human resources project of $75,000, an increase in directors and officers liability insurance expense of $81,000, telephone expenses of $85,000, postage of $42,000 and expenses related to real estate acquired in foreclosure of $101,000.

Income Taxes
------------

Income taxes increased 69.1% or $1.3 million to $3.1 for the nine months ended June 30, 2001, from $1.8 million for the nine months ended June 30, 2000. This was due to an increase in income before taxes of $3.5 million to $9.2 million from $5.7 million for the nine months ended June 30, 2001, and 2000, respectively, primarily due to the merger with Heritage Bancorp in July 2000.

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

The primary investing activity of the Company is lending. During the three months ended June 30, 2001, the Company originated $41.5 million of loans and no loans were sold. The Company also purchased $1.1 million of loans. Principal repayments of loans, mortgage-backed securities, and collateralized mortgage obligations and Federal Home Loan Bank advances primarily funded the retained originations.

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

The Company anticipates that it will have sufficient funds available through normal loan repayments to meet current loan commitments. At June 30, 2001, the Company had outstanding commitments to originate loans of approximately $80.3 million.

Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totaled $205.7 million. Based upon management's experience and familiarity with the customers involved and the Company's pricing policy relative to that of its perceived competitors, management believes that a significant portion of such deposits will remain with the Company.

Capital Compliance
------------------

The Company is not subject to any regulatory capital requirements. The Bank's actual capital and ratios as required by the OTS, as well as those required to be considered well capitalized according to the Prompt Corrective Action Provisions are presented in the following table. As of June 30, 2001, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risked-based, and Tier I core ("leverage") ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                       For Capital Adequacy         Prompt Corrective
                                                   Actual                    Purposes               Action Provisions
                                                   ------                    --------               -----------------
                                             Amount        Ratio       Amount        Ratio        Amount        Ratio
                                             ------        -----       ------        -----        ------        -----
                                                                        (Dollars in Thousands)

As of June 30, 2001:
--------------------

Tangible Capital (To Total Assets)             $63,418        9.86%      $ 9,652         1.50%      $     -           -%

Core Capital (To Total Assets)                  63,418        9.86%       25,740         4.00%       32,175        5.00%

Tier I Capital (To Risk-Based Assets)           63,418       14.85%            -                     25,622        6.00%

Risk-Based Capital (To Risk-Based
     Assets)                                    71,743       16.80%       34,613         8.00%       42,704       10.00%


If the Bank were to fail to meet the minimum capital requirements, it will be required to file a written capital restoration plan with regulatory agencies and would be subject to various mandatory and discretionary restrictions on its operations.

Impact of New Accounting Pronouncements
---------------------------------------

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 101 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 - Business Combinations. This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142 - Goodwill and other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-bearing assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities and off-balance contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same period.

For the three month period ended June 30, 2001, the Banks interest rate spread, defined as the average yield on interest-bearing assets less the average rate paid on interest bearing liabilities was 2.79%. As of the quarter ended March 31, 2001, the interest rate spread was 2.85%. The Company's management believes that the interest rate spread has decreased as the yield on interest earning assets declined more than the cost of interest bearing liabilities. The prime rate quoted by major United States ("US") banks as of January 1, 2001 was 9.5%, but had decreased to 6.75% as of June 29, 2001, and the rate on 90 day US treasury bills as of January 1, 2001 was 5.88%, but had decreased to 3.57% as of June 29, 2001. The Banks' interest bearing liabilities are currently repricing or maturing at a faster rate than their interest earning assets, and are repricing at lower interest rates, thereby improving the Banks' interest rate spread.

                                     PART II

Item 1.  Legal Proceedings
--------------------------

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

Item 2.  Changes in Securities and Use of Proceeds
---------------------------------------------------

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         A.  Exhibits:
             --------

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

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SouthBanc Shares, Inc.


                                       /s/ Robert W. Orr
Date:    August 14,  2001              ______________________________________
                                       Robert W. Orr
                                       President and Managing Officer
                                       (Duly Authorized Representative)




                                       /s/ Thomas C. Hall
Date:    August 14,  2001              ______________________________________
                                       Thomas C. Hall
                                       Chief Financial Officer